Form 10-Q
period 1997-03-31
ONSALE INC
filed 1997-06-02
CIK 1026506

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         COMMISSION FILE NUMBER 0-29244



                                  ONSALE, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           77-0408319
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


                               1861 LANDINGS DRIVE
                         MOUNTAIN VIEW, CALIFORNIA 94043
                    (Address of principal executive offices)

                             ---------------------

                                (415) 428-0600
             (Registrant's telephone number, including area code)

                             ---------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

                            YES     X            NO
                                   ---               ---

and (2) has been subject to such filing requirements for the past 90 days.

                            YES                  NO   X
                                   ---               ---

               As of May 28, 1997, there were 16,762,344 shares
                 of the Registrant's Common Stock outstanding.
================================================================================

                                      INDEX


                                                                          Page
                                                                         Number

PART 1   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS:

         Balance Sheet as of March 31, 1997 and
         December 31, 1996 (Unaudited)                                       3

         Statement of Operations for the three months ended
         March 31, 1997 and March 31, 1996 (Unaudited)                       4

         Statement of Cash Flows for the three months ended
         March 31, 1997 and March 31, 1996 (Unaudited)                       5

         Notes to Financial Statements                                       6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF  OPERATIONS                               11

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                        15



PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings                                                  16

ITEM 2:  Changes in Securities                                              17

ITEM 3:  Defaults Upon Senior Securities                                    17

ITEM 4:  Submission of Matters to a Vote of  Security Holders               17

ITEM 5:  Other Information                                                  18

ITEM 6:  Exhibits and Reports on Form 8-K                                   18

Part I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                                 ONSALE, Inc.

                                 BALANCE SHEET
                                (In thousands)
                                  (unaudited)

                                                      March 31,   December 31,
                                                         1997        1996
                                                       -------      -------
ASSETS
Current assets:
  Cash and cash equivalents                           $  2,608     $  2,649
  Restricted cash                                           84           80
  Accounts receivable, net                                 295          395
  Merchandise inventory                                  2,828        1,520
  Prepaid expenses and other current assets                198          439
                                                       -------      -------
     Total current assets                                6,013        5,083

Property and equipment, net                                922          578
Other assets                                               565           19
                                                       -------      -------
     Total assets                                     $  7,500      $ 5,680
                                                       =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  1,792      $ 2,268
  Accrued expenses                                         736          480
  Deferred revenue                                         551          604
                                                       -------      -------
     Total current liabilities                           3,079        3,352

Stockholders' equity:
  Convertible preferred stock, $0.001 par value;
    2,000,000 shares authorized: Series A;
    600,000 shares designated: 365,191 and 365,191
    shares issued and outstanding                            1            1
    Series B; 204,521 shares designated; 202,910
    and no shares issued and outstanding                     1            -
  Common stock, $0.001 par value; 30,000,000 shares
    authorized; 12,180,257 and 12,178,757 shares
    issued and outstanding                                  12           12
  Additional paid-in capital                             4,434        2,494
  Accumulated deficit                                      (27)         (79)
  Less: note receivable from stockholder                     -         (100)
     Total stockholders' equity                          4,421        2,328
                                                       -------      -------
     Total liabilities and stockholders' equity        $ 7,500      $ 5,680
                                                       =======      =======
See notes to financial statements.

                                 ONSALE, Inc.

                            STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                    1997           1996
                                                  --------       --------
Revenue:
  Merchandise                                     $ 11,696       $    468
  Commission                                           618            109
                                                  --------       --------
    Total revenue                                   12,314            577

Cost of revenue                                     10,526            418
                                                  --------       --------

Gross profit                                         1,788            159
                                                  --------       --------
Operating expenses:
  Sales and marketing                                  779             58
  General and administrative                           400             32
  Engineering                                          561             52
                                                  --------       --------
    Total operating expenses                         1,740            142
                                                  --------       --------
Income from operations                                  48             17

Interest and other income                               32              -
                                                  --------       --------
Income before income taxes                              80             17

Provision for income taxes                             (28)            (2)
                                                  --------       --------
Net income                                        $     52       $     15
                                                  ========       ========
Net income per share                              $      -       $      -
                                                  ========       ========

Shares used to compute net income per share         15,326         15,326
                                                  ========       ========

                      See notes to financial statements.

                                 ONSALE, Inc.

                            STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                              1997      1996
                                                            -------    -------
Cash flows from operating activities:
  Net income                                                $    52    $    15
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                               58          3
  Changes in assets and liabilities:
    Restricted cash                                              (4)       (80)
    Accounts receivable, net                                    100        (17)
    Merchandise inventory                                    (1,308)        (5)
    Prepaid expenses and other current assets                   241        (26)
    Other assets                                               (546)        (2)
    Accounts payable                                           (476)        23
    Accrued expenses                                            256         16
    Deferred revenue                                            (53)         5
                                                            -------    -------
        Net cash used in operating activities                (1,680)       (68)
                                                            -------    -------
Cash flows from investing activities:
  Purchase of property and equipment                           (402)        (6)
                                                            -------    -------
Cash flows from financing activities:
  Payment of promissory note issued for common stock            100          -
  Advances due related parties, net                               -         67
  Proceeds from issuance of preferred stock upon
    exercise of warrants                                      1,941          -
                                                            -------    -------
        Net cash provided by financing activities             2,041         67
                                                            -------    -------
Net decrease in cash and cash equivalents                       (41)        (7)
                                                            =======    =======

Cash and cash equivalents at beginning of period              2,649         20
                                                            -------    -------
Cash and cash equivalents at end of period                  $ 2,608    $    13
                                                            =======    =======

                      See notes to financial statements.

                                 ONSALE, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state ONSALE, Inc's. ("ONSALE" or the "Company") financial position, results from operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Prospectus dated April 17, 1997 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-18459), as amended. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1997.

2.   REVENUE RECOGNITION

     The Company obtains merchandise from vendors in one of two primary arrangements, either the Principal Sales model (merchandise revenue) or the Agent Sales model (commission revenue). Under the Principal Sales model, the Company either purchases the merchandise or acquires the rights to sell merchandise under consignment relationships with vendors.

Principal sales - purchases
---------------------------

     For sales of merchandise owned by ONSALE, the Company is responsible for conducting the auction, billing the customer, shipping the merchandise to the customer and processing merchandise returns. The Company recognizes the full sales amount as revenue upon verification of the credit card transaction authorization and shipment of the merchandise. In this type of transaction, the Company bears both inventory and credit risk with respect to sales of its inventory. In instances where the credit card authorization has been received but the merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped.

Principal sales - consignment
-----------------------------

     For sales on consignment, the Company will either take physical possession of the merchandise or the vendor will retain physical possession of the merchandise. In either case, the Company is not obligated to take title to the merchandise unless it successfully sells the merchandise at auction. Upon completion of an auction, the Company takes title to the merchandise, charges the customer's credit card and either ships the merchandise directly or arranges for a third party to complete delivery to the customer. The Company pays the vendor any amounts due for the purchase of the related merchandise. The Company records the full sales amount as revenue upon the verification of the credit card authorization and shipment of the merchandise. In consignment transactions, the Company is at risk of loss for collecting all of the auction proceeds, delivery of the merchandise and returns from customers. In instances where credit card authorization has been received but the merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped.

     Under primarily the Principal Sales model, the Company will allow customers to return products, in certain circumstances. Accordingly, the Company provides for allowances for estimated future returns at the time of shipment based on historical data.

     Beginning in the third quarter of 1997, the Company expects to begin offering credit to certain of its customers that have been prequalified as having appropriate credit ratings and, accordingly, will be required to manage the associated risks of accounts receivable expansion and collection.

Agent sales
-----------

     In Agent Sales transactions, the Company conducts electronic auctions and processes orders in exchange for a commission on the sale of the vendor's merchandise. Under this arrangement, at the conclusion of an auction the Company forwards the order information to the vendor, which then charges the customer's credit card and ships the merchandise to the customer. In an Agent Sales transaction, the Company does not take title to or possession of the merchandise, and the vendor bears all of the risk of credit card chargebacks. For Agent Sales transactions, the Company recognizes the commissions as revenue upon completion of the auction process and the forwarding of the auction sales information to the vendor. The vendor is typically responsible for merchandise returns.

Supplemental financial data
---------------------------

     The Company's relationships with its vendors have evolved from a purely Agent Sales business at the Company's inception to a business that now includes a significant percentage of Principal Sales transactions. Gross merchandise sales represent what the Company's total revenue would have been if all Agent Sales had been made as Principal Sales. Due to the ongoing evolution in the Company's operations toward the Principal Sales model, management believes that the information on gross merchandise sales is relevant to a reader of the Company's financial statements since it provides a more consistent comparison between historical periods and a more accurate comparison to future periods than does total revenue. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles.

     The reconciliation of total revenue in the Statement of Operations to Gross Merchandise Sales is as follows:


                                        Three Months Ended
                                              March 31,
                                       -----------------------
(in thousands)                           1997           1996
                                       --------       --------

Total revenue                          $ 12,314       $    577
Plus: gross Agent Sales                   6,245          1,324
Less: net Agent Sales                      (618)          (109)
                                       --------       --------
Gross merchandise sales                $ 17,941       $  1,792
                                       ========       ========


3.   INITIAL PUBLIC OFFERING

     In April 1997, the Company completed its initial public offering and issued 2,500,000 shares of its common stock to the public at a price of $6.00 per share. The Company received approximately $12.9 million of cash, net of underwriting discounts and offering expenses. Upon the closing of the initial public offering, all outstanding shares of the Company's then outstanding preferred stock were automatically converted into shares of common stock. On May 21, 1997, the Company's underwriters exercised an option to purchase an additional 375,000 shares of common stock, to cover over-allotments, at a price of $6.00 per share. The Company received approximately $2.1 million of cash, net of underwriting discounts and offering expenses.

4.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock and warrants (using the "if converted" method) and stock options (using the "treasury stock" method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, convertible preferred stock and warrants (using the "if converted" method) and common equivalent shares (using the "treasury stock" method and the assumed initial public offering price) issued subsequent to December 1995 have been included in the computation as if they were outstanding for all periods presented.

5.   LINE OF CREDIT

     On March 12, 1997, the Company entered into a loan and security agreement (the "Agreement") with a bank that provides for borrowings of up to $2,000,000. Borrowings under the Agreement may not exceed the Company's monthly earnings before interest, taxes, depreciation and amortization, annualized. Borrowings bear interest at an annual rate of 1.5% over the bank's prime rate. The Agreement expires on April 17, 1998. Pursuant to the Agreement, the bank has been granted a continuing security interest in substantially all assets of the Company, now owned or hereafter acquired, including intellectual property. To obtain funds under the line of credit, the Company is required to comply with certain fnancial and other covenants, including restrictions on the payment of cash dividends. At March 31, 1997, the Company had no outstanding borrowings under the line of credit. In connection with the Agreement, the Company issued a five-year warrant to purchase 8,571 shares of its common stock with an exercise price of $7.00.

6.   EXERCISE OF WARRANTS

     On March 12, 1997, two investors exercised their warrants to purchase 202,910 shares of the Company's Series B convertible preferred stock at $9.59 per share. The aggregate proceeds to the Company were approximately $1,946,000. Upon the closing of the initial public offering (see Note 3), all of the outstanding shares of the Company's Series B convertible preferred stock was converted into shares of common stock.

7.   LITIGATION

     On October 17, 1996, Tredex California, Inc. ("Tredex") filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles against a former Tredex employee for, among other claims, misappropriation of trade secrets, intentional interference with contractual relations, fraud and deceit, breach of fiduciary duty, unfair competition, conspiracy, unjust enrichment and conversion. Tredex subsequently amended its complaint to name ONSALE, among others, as a defendant and served ONSALE with a summons and complaint on January 6, 1997. Tredex alleges that ONSALE wrongfully obtained customer and vendor lists and other proprietary information of Tredex from such former employee. Tredex is seeking damages in excess of $1,750,000 from all the defendants collectively. Tredex is also seeking injunctive relief to stop the defendants from using the customer and vendor lists and other proprietary information of Tredex. ONSALE has filed a general denial and is currently investigating Tredex's allegations. Although there can be no assurance, the Company does not expect the outcome of this litigation to have a material adverse effect on its results of operations or financial condition, but the Company could incur significant expenses in defending this action.

     On March 6, 1997, the Company filed a complaint in the Superior Court of the State of California in and for the County of Santa Clara against a Tredex employee and Tredex, for, among other claims, misappropriation of trade secrets, fraud and deceit, breach of contract (only against the Tredex employee), intentional interference with contractual relations, intentional interference with prospective business relations, unfair competition, unjust enrichment, conspiracy and conversion. The Company alleges that the Tredex employee obtained marketing information, financial and technical data, and other proprietary and confidential information of the Company while interviewing for a sales position at the Company. The Company believes that the Tredex employee disclosed some or all of the confidential information that he obtained from the Company to Tredex, and that Tredex, knowing that the information was wrongfully obtained, used the information to establish a competing on-line auction site. The Company is seeking unspecified compensatory damages as well as injunctive relief against both the Tredex employee and Tredex. Although there can be no assurance, the Company does not expect the outcome of this litigation to have a material adverse effect on its results of operations or its financial condition, but the Company could incur significant expenses in pursuing this action.

8.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," and No. 129 ("SFAS No. 129"), "Disclosure of Information about Capital Structure." SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. It eliminates the exemption of nonpublic entities from certain disclosure requirements of accounting standards previously issued. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the standards in the year ending December 31, 1997. The cumulative effect of adopting SFAS No.128 and SFAS No.129 did not have a material impact on the financial statements for the three months ended March 31, 1997 and 1996, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements regarding the Company and future expectations that involve risks and uncertainties, including, but not limited to, the Company's limited operating history and fluctuations in operating results, its reliance on merchandise vendors and other third parties, the inventory and price risks of the Company's purchasing merchandise in principal transactions, actual and potential competition, the limited management and other resources that the Company has available to it to address its rapid growth, dependence on the Internet, technological change, uncertain acceptance of the ONSALE brand and reliance on automated technology. These risks and uncertainties are also described in the Company's prospectus dated April 17, 1997 (the "Prospectus") and other documents filed by ONSALE, Inc. with the Securities and Exchange Commission. The Company's actual future results could differ materially from those discussed in the forward-looking statements.


RESULTS OF OPERATIONS

     During the three months ended March 31, 1997, December 31, 1996 and March 31, 1996, the Company's total revenue was approximately $12.3 million, $8.3 million and $577,000, respectively, and during the same periods its gross merchandise sales were approximately $17.9 million, $14.4 million and $1.8 million, respectively (see note (1) to the table below). These amounts represented increases of 48.2% and 24.3%, respectively, over the three months ended December 31, 1996, respectively, and increases of 2031.7% and 894.4%, respectively, over the three months ended March 31, 1996. The Company's gross profit on Principal Sales was $1.2 million or 10.5% of merchandise revenue made under the Principal Sales model. The remaining $565,000 of gross profit, which is attributable to Agent Sales, represented 9.0% of gross merchandise sales made under the Agent Sales model. The Company's income from operations for the three months ended March 31, 1997 was $48,000 representing a decline of $76,000 from the immediately preceding quarter due to the Company's decision to continue to increase certain operating expenses significantly as described in the Company's Prospectus under the heading "Risk Factors--Limited Operating History." The Company believes the decision to increase operating expenses may cause the Company to experience losses through at least the remaining quarters of 1997.

     The reconciliation of total revenue to gross merchandise sales is as follows:


                                        Three Months Ended
                                              March 31,
(in thousands)                           1997           1996
                                       --------       --------

Total revenue                          $ 12,314       $    577
Plus: gross Agent Sales                   6,245          1,324
Less: net Agent Sales                      (618)          (109)
                                       --------       --------
Gross merchandise sales (1)            $ 17,941       $  1,792
                                       ========       ========



  During the quarter ended March 31, 1997, gross merchandise sales were comprised of the following:

(in thousands)

Principal Sales model--purchased inventory           $ 4,561
Principal Sales model--consigned inventory             7,135
Agent Sales model                                      6,245
                                                     -------
Gross merchandise sales(1)                           $17,941
                                                     =======
----------
(1) Represents what the Company's total revenue would have been if sales where the Company acted as a commissioned auction agent for its vendors (Agent Sales) were recorded as transactions where the Company purchased or accepted consignment of merchandise from vendors for resale at auction (Principal Sales). This presentation of sales on a gross basis does not affect the Company's gross profit or net income. Management believes that gross merchandise sales provide a more consistent comparison between historical periods and to future periods than does total revenue. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles.

     The Company's gross profit and each category of operating expenses increased at least 10-fold from the three months ended March 31, 1996 to the three months ended March 31, 1997. The increases in operating expenses were primarily the result of increases in payroll and related expenses as the Company significantly increased its headcount.


FLUCTUATION IN OPERATING RESULTS

     The Company's operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, due to a number of factors, many of which are outside the Company's control. These factors include (i) the Company's ability to attract new customers at a steady rate, manage its inventory mix and the mix of products offered at auction, meet certain pricing targets, liquidate its inventory in a timely manner, maintain gross margins and maintain customer satisfaction, (ii) the availability and pricing of merchandise from vendors, (iii) product obsolescence and pricing erosion, (iv) consumer confidence in encrypted transactions in the Internet environment, (v) the amount and timing of costs relating to expansion of the Company's operations, (vi) the announcement or introduction of new types of merchandise or customer services by the Company or its competitors, (vii) technical difficulties with respect to consumer use of the auction format on the Company's Web site, (viii) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems, (ix) the level of merchandise returns experienced by the Company and (x) general economic conditions and economic conditions specific to the Internet and electronic commerce. As a strategic response to changes in the competitive environment, the Company may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on the Company's quarterly results of operations and financial condition. The Company also expects that, in the future, it like other retailers may experience seasonality in its business. Due to all of the foregoing factors, in some future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through the private sale of convertible preferred stock for approximately $4.3 million, cash flows from operations and advances from its founders of $496,000 (which were repaid in December 1996). Net cash used in operating activities for the three months ended March 31, 1997 was approximately $1.7 million. It was used primarily to fund increases in merchandise inventory ($1.3 million) and accounts payable of ($476,000). Net cash of $2.0 million provided by financing activities in the three months ended March 31, 1997 resulted almost entirely from the exercises of certain warrants to purchase preferred stock granted to the Company's venture capital investors. Upon the closing of the Company's initial public offering, all of the outstanding shares of the Company's preferred stock were converted into shares of common stock. Net cash used in investing activities for the three months ended March 31, 1997 represented purchases of property and equipment of $402,000.

     As of March 31, 1997, the Company had approximately $2.6 million of cash and cash equivalents. However, subsequent to that date, the Company completed an initial public offering resulting in net proceeds to the Company of approximately $12.9 million. On May 21, 1997, the Company's underwriters exercised an option to purchase an additional 375,000 shares of common stock, to cover over-allotments, at a price of $6.00 per share. The Company received approximately $2.1 million of cash, net of underwriting discounts and offering expenses. In March 1997, the Company obtained a $2.0 million line of credit from Silicon Valley Bank. However, the amount the Company may borrow may not exceed the Company's monthly earnings before interest, taxes, depreciation and amortization, annualized. Borrowings under the line bear interest at an annual rate of 1.5% over the bank's prime rate. The credit line expires on

April 17, 1998. Pursuant to the line of credit, Silicon Valley Bank has been granted a continuing security interest in substantially all assets of the Company, now owned or hereafter acquired, including intellectual property. The line of credit is subject to a borrowing formula based on earnings before interest, taxes, and amortization. Pursuant to the line of credit, the Company is required to maintain certain financial ratios (including a ratio of "quick assets" (cash, cash equivalents, accounts receivable and investments, with maturities not to exceed 90 days) to current liabilities (less deferred revenue) of at least 2.5 to 1, and a ratio of total liabilities to tangible net worth of not more than 0.5 to 1), is prohibited from incurring a loss of more than $250,000 in any month or a loss in each of two consecutive months and has agreed to certain negative covenants, including a prohibition on incurring additional indebtedness, other than secured equipment financing debt, indebtedness to trade creditors incurred in the ordinary course of business and debt that is subordinated to the debt owing under the line of credit, and a prohibition, with limited exceptions, on creating additional security interests in the assets of the Company. In connection with the line, the Company issued the bank a five-year warrant to purchase 8,571 shares of its Common Stock with an exercise price of $7.00.

     As of March 31, 1997, the Company's principal commitments consisted of obligations outstanding under its operating leases. Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $662,000 of property and equipment during the remainder of 1997, primarily for computer equipment and furniture and fixtures. As the Company continues to enter into more transactions structured as Principal Sales, the Company will need to commit more cash to support a larger merchandise inventory. Also, as a result of the Company's intention to offer credit to certain customers, the Company may require additional cash to support the anticipated growth in sales made on credit. The Company plans to increase its operating expenses significantly in order to increase the size of its staff, expand its marketing efforts to enhance its brand image, purchase larger volumes of merchandise to be sold at auction, increase its software development efforts and support its growing infrastructure. As a result, the Company may experience net losses through at least the remaining quarters of 1997. Thus, the Company may well have to finance its capital expenditures, increased inventory, increased accounts receivable and some portion of its growth in operating expenses from the proceeds of its initial public offering. The Company believes that its current cash and cash equivalents (including the net proceeds from its initial public offering), borrowings under its line of credit and its cash flows from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain another credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," and No. 129 ("SFAS No., 129"), "Disclosure of Information about Capital Structure." SFAS No., 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. SFAS No., 129 establishes standards for disclosing information about an entity's capital structure. It eliminates the exemption of nonpublic entities from certain disclosure requirements of accounting standards previously issued. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the standards in the year ending December 31, 1997. The cumulative effect of adopting SFAS No.128 and SFAS No.129 did not have a material impact on the financial statements for the three months ended March 31, 1997 and 1996, respectively.


FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, which involves risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth above and those discussed in the Company's Prospectus on file with the Securities and Exchange Commission.


ITEM  3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

PART II:  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     On October 17, 1996, Tredex California, Inc. ("Tredex") filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles against a former Tredex employee for, among other claims, misappropriation of trade secrets, intentional interference with contractual relations, fraud and deceit, breach of fiduciary duty, unfair competition, conspiracy, unjust enrichment and conversion. Tredex subsequently amended its complaint to name ONSALE, among others, as a defendant and served ONSALE with a summons and complaint on January 6, 1997. Tredex alleges that ONSALE wrongfully obtained customer and vendor lists and other proprietary information of Tredex from such former employee. Tredex is seeking damages in excess of $1,750,000 from all the defendants collectively. Tredex is also seeking injunctive relief to stop the defendants from using the customer and vendor lists and other proprietary information of Tredex. ONSALE has filed a general denial and is currently investigating Tredex's allegations. Although there can be no assurance, the Company does not expect the outcome of this litigation to have a material adverse effect on its results of operations or financial condition, but the Company could incur significant expenses in defending this action.

     On March 6, 1997, the Company filed a complaint in the Superior Court of the State of California in and for the County of Santa Clara against a Tredex employee and Tredex, for, among other claims, misappropriation of trade secrets, fraud and deceit, breach of contract (only against the Tredex employee), intentional interference with contractual relations, intentional interference with prospective business relations, unfair competition, unjust enrichment, conspiracy and conversion. The Company alleges that the Tredex employee obtained marketing information, financial and technical data, and other proprietary and confidential information of the Company while interviewing for a sales position at the Company. The Company believes that the Tredex employee disclosed some or all of the confidential information that he obtained from the Company to Tredex, and that Tredex, knowing that the information was wrongfully obtained, used the information to establish a competing on-line auction site. The Company is seeking unspecified compensatory damages as well as injunctive relief against both the Tredex employee and Tredex. Although there can be no assurance, the Company does not expect the outcome of this litigation to have a material adverse effect on its results of operations or its financial condition, but the Company could incur significant expenses in pursuing this action.

ITEM 2.   CHANGES IN SECURITIES

     Between January 1, 1997 and March 31, 1997, the Company's California predecessor sold the following equity securities that were not registered under the Securities Act of 1933.

                                                                   Aggregate
                                                                 Purchase Price
                                                                  and Form of
  Class of         Date of      Title of         Number of       Consideration
 Purchasers          Sale      Securities       Securities         (footnote)

A bank             3/12/97    Warrant to               -         $          -(1)
                              purchase 8,571
                              shares of
                              Common Stock
                              at $7.00 per
                              shares

Two affiliated     3/13/97    Series B           202,910         $ 1,945,907
venture capital               Preferred Stock
funds

One employee       3/14/97    Common Stock         1,500         $     1,050
optionee
-----------------
(1)  Obtained in connection with the extension of a line of credit.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In January 1997, the Company's California predecessor solicited the written consent of its shareholders to approve the following matters: (i) the change of the state of incorporation of the Company from California to Delaware; (ii) the deletion from the Certificate of Incorporation of the new Delaware corporation ("ONSALE Delaware") of the terms of the preferred stock of ONSALE Delaware after the closing of a public offering of ONSALE Delaware's common stock in the event that ONSALE Delaware's preferred stock was converted to common stock as a result of such public offering; (iii) the approval of ONSALE Delaware's entering into Indemnity Agreements with its officers and directors; (iv) amendments to the Company's 1995 Equity Incentive Plan and the reservation for issuance thereunder of 3,500,000 shares of the common stock of ONSALE Delaware;
(v) adoption by ONSALE Delaware of a 1996 Directors' Stock Option Plan and the reservation for issuance thereunder of 100,000 shares of the common stock of ONSALE Delaware; and (vi) approval of the adoption by ONSALE Delaware of a 1996 Employee Stock Purchase Plan and the reservation for issuance thereunder of 150,000 shares of the common stock of ONSALE Delaware. The Company's California predecessor received the consent of 12,171,257 shares of outstanding common stock (100%) and 356,191 shares of its outstanding preferred stock (97%) approving each of the foregoing matters. Consents were not returned with respect to 9,130 shares of its outstanding preferred stock.


ITEM 5.   OTHER INFORMATION

     In April 1997, the Company completed its initial public offering and issued 2,500,000 shares of its common stock to the public at a price of $6.00 per share. The Company received approximately $12.9 million of cash, net of underwriting discounts and offering expenses. Upon the closing of the initial public offering, all outstanding shares of the Company's then outstanding preferred stock were automatically converted into shares of common stock. On May 21, 1997, the Company's underwriters exercised an option to purchase an additional 375,000 shares of common stock, to cover over-allotments, at a price of $6.00 per share. The Company received approximately $2.1 million of cash, net of underwriting discounts and offering expenses.


ITEM 6.   EXHIBITS AND REPORTS ON 8-K

     (a)  The following exhibits are being filed as part of this Report:

          11.01    Calculation of Earnings Per Share

          27.01    Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  June 2, 1997                       By: /s/ John F. Sauerland
       ------------                           ------------------------
                                              John F. Sauerland
                                              Chief Financial Officer
                                              and Duly Authorized Officer