Form 10-Q
period 1997-06-30
ONSALE INC
filed 1997-08-14
CIK 1026506

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     COMMISSION FILE NUMBER 0-29244


                                  ONSALE, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        77-0408319
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


                              1861 LANDINGS DRIVE
                       MOUNTAIN VIEW, CALIFORNIA   94043
                    (Address of principal executive offices)
                             _____________________

                                 (415) 428-0600
              (Registrant's telephone number, including area code)
                             _____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [_]


 As of  July 31, 1997, there were 16,763,425 shares of the Registrant's Common
                               Stock outstanding.

================================================================================

                                     INDEX


                                                                     Page
                                                                    Number
PART 1   -    FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS:

              Balance Sheet as of June 30, 1997 and
              December 31, 1996 (Unaudited)                          3

              Statement of Operations for the three and six months
              ended June 30, 1997 and June 30, 1996 (Unaudited)      4

              Statement of Cash Flows for the six months ended
              June 30, 1997 and June 30, 1996 (Unaudited)            5

              Notes to Financial Statements                          6

ITEM 2:       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   10

ITEM 3:       Quantitative and Qualitative Disclosures about
              Market Risk                                           17



PART II  -    OTHER INFORMATION

ITEM 1:       Legal Proceedings                                     18

ITEM 2:       Changes in Securities                                 19

ITEM 3:       Defaults upon Senior Securities                       19

ITEM 4:       Submission of Matters to a Vote of Security Holders   19

ITEM 5:       Other Information                                     19

ITEM 6:       Exhibits and Reports on Form 8-K                      20

Part I  - Financial Information
ITEM 1:   FINANCIAL STATEMENTS
                                  ONSALE, INC.
                                 BALANCE SHEET
                                 (In thousands)

                                                                            June 30,    December 31,
ASSETS                                                                        1997          1996
                                                                           -----------  -------------
                                                                           (unaudited)
Current assets:
   Cash and cash equivalents                                                  $12,585         $2,649
   Restricted cash                                                                 84             80
   Accounts receivable, net                                                       613            395
   Merchandise inventory                                                        6,708          1,520
   Prepaid expenses and other current assets                                      183            439
                                                                              -------         ------
       Total current assets                                                    20,173          5,083

Property and equipment, net                                                     1,223            578
Other assets                                                                       20             19
                                                                              -------         ------
       Total assets                                                           $21,416         $5,680
                                                                              =======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $   533         $2,268
   Accrued expenses                                                               904            480
   Deferred revenue                                                             1,017            604
                                                                              -------         ------
       Total current liabilities                                                2,454          3,352

Stockholders' equity:
   Convertible preferred stock, $0.001 par value; 2,000,000 shares
    authorized; 804,521 shares designated; no and 568,101 shares issued             -              1
   Common stock, $0.001 par value; 30,000,000 shares authorized;
    16,763,425 and 12,178,757 shares issued and outstanding                        17             12
   Additional paid-in capital                                                  19,198          2,494
   Accumulated deficit                                                           (253)           (79)
   Less: note receivable from stockholder                                           -           (100)
                                                                              -------         ------
       Total stockholders' equity                                              18,962          2,328
                                                                              -------         ------
       Total liabilities and stockholders' equity                             $21,416         $5,680
                                                                              =======         ======

       See notes to financial statements.

                                  ONSALE, INC.
                            STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                         Three months ended    Six months ended
                                                              June 30,             June 30,
                                                         -------------------  -------------------
                                                           1997       1996      1997       1996
                                                         ---------  --------  ---------  --------
Revenue:
   Merchandise                                            $17,860   $ 1,493    $29,556   $ 1,961
   Commission                                                 715       317      1,333       426
                                                          -------   -------    -------   -------
        Total revenue                                      18,575     1,810     30,889     2,387

Cost of revenue                                            16,146     1,380     26,672     1,798
                                                          -------   -------    -------   -------

Gross profit                                                2,429       430      4,217       589
                                                          -------   -------    -------   -------
Operating expenses:
   Sales and marketing                                        948       115      1,338       173
   General and administrative                               1,294        89      2,083       121
   Engineering                                                589       115      1,150       167
                                                          -------   -------    -------   -------
        Total operating expenses                            2,831       319      4,571       461
                                                          -------   -------    -------   -------

Income (loss) from operations                                (402)      111       (354)      128

Interest and other income                                     148         -        180         -
                                                          -------   -------    -------   -------

Income (loss) before income taxes                            (254)      111       (174)      128

(Provision) benefit for income taxes                           28       (11)         -       (13)
                                                          -------   -------    -------   -------

Net income (loss)                                         $  (226)  $   100    $  (174)  $   115
                                                          =======   =======    =======   =======

Net income (loss) per share                                $(0.01)    $0.00     $(0.01)    $0.01
                                                          =======   =======    =======   =======

Shares used to compute net income per share                16,356    15,326     15,844    15,326
                                                          =======   =======    =======   =======

See notes to financial statements.

                                  ONSALE, INC.
                            STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                 Six months ended
                                                                     June 30,
                                                                ------------------
                                                                  1997      1996
                                                                ---------  -------
Cash flows from operating activities
 Net income (loss)                                               $  (174)   $ 115
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Depreciation                                                      122        8
   Changes in assets and liabilities:
    Restricted cash                                                   (4)     (80)
    Accounts receivable, net                                        (218)    (184)
    Merchandise inventory                                         (5,188)     (21)
    Prepaid expenses and other current assets                        256      (23)
    Other assets                                                      (1)     (10)
    Accounts payable                                              (1,735)     298
    Accrued expenses                                                 424       92
    Deferred revenue                                                 413       25
                                                                 -------    -----
        Net cash provided by
         (used in) operating activities                           (6,105)     220
                                                                 -------    -----
Cash flows from investing activities:
 Purchase of property and equipment                                 (768)     (73)
                                                                 -------    -----
Cash flows from financing activities:
 Proceeds from note receivable from stockholder, net                 100      117
 Proceeds from issuance of common stock, net                      16,709        -
                                                                 -------    -----
Net cash provided by financing activities                         16,809      117
                                                                 -------    -----

Net increase in cash and cash equivalents                          9,936      264

Cash and cash equivalents at beginning of period                   2,649       33
                                                                 -------    -----

Cash and cash equivalents at end of period                       $12,585    $ 297
                                                                 =======    =====

ONSALE, Inc.

               NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present ONSALE, Inc's. ("ONSALE" or the "Company") financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Prospectus dated April 17, 1997 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-18459), as amended. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1997.

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

Supplemental financial data

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

     The reconciliation of total revenue in the Statement of Operations to gross merchandise sales is as follows:

                                      Three months ended    Six months ended
                                            June 30,            June 30,
                                     -------------------  -------------------
(in thousands)                          1997      1996      1997       1996
                                     ---------  --------  ---------  --------

Total revenue                         $18,575    $1,810    $30,889    $2,387
Plus: gross Agent Sales                 6,683     3,797     12,928     5,121
Less: net Agent Sales                    (715)     (317)    (1,333)     (426)
                                      -------    ------    -------    ------
Gross merchandise sales               $24,543    $5,290    $42,484    $7,082
                                      =======    ======    =======    ======

3.   INITIAL PUBLIC OFFERING

     In April 1997, the Company completed its initial public offering and issued 2,500,000 shares of its common stock to the public at a price of $6.00 per share. The Company received approximately $12.6 million of cash, net of the underwriting discount and offering expenses. Upon the closing of the initial public offering, all outstanding shares of the Company's then outstanding preferred stock were automatically converted into shares of common stock. On May 21, 1997, the Company's underwriters exercised an option to purchase an additional 375,000 shares of common stock, to cover over-allotments, at a price of $6.00 per share. The Company received approximately $2.1 million of cash, net of the underwriting discount and offering expenses.

4.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. In the period subsequent to the effective date of the Company's initial public offering, common equivalent shares consisting of stock options and stock warrants are antidilutive and have been excluded from the weighted average share computation. Common equivalent shares for the period before the effective date of the Company's initial public offering consist of convertible preferred stock (using the if-converted method), even though their effect is antidilutive, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin.

5.   LITIGATION

     On October 17, 1996, Tredex California, Inc. ("Tredex") filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles against a former Tredex employee for, among other claims, misappropriation of trade secrets, intentional interference with contractual relations, fraud and deceit, breach of fiduciary duty, unfair competition, conspiracy, unjust enrichment and conversion (the "Claims"). Tredex subsequently amended its complaint to name ONSALE, among others, as a defendant and served ONSALE with a summons and complaint on January 6, 1997. Tredex alleges that ONSALE wrongfully obtained customer and vendor lists and other proprietary information of Tredex from such former employee. Tredex was seeking damages in excess of $1,750,000 from all the defendants collectively. Tredex was also seeking injunctive relief to stop the defendants from using the customer and vendor lists and other proprietary information of Tredex. ONSALE has filed a general denial. On June 10, 1997, ONSALE and Tredex entered into a settlement agreement (the "Settlement Agreement") pursuant to which Tredex released the Claims. The Settlement Agreement did not have a material adverse effect on ONSALE's results of operations or financial condition.

     On March 6, 1997, the Company filed a complaint in the Superior Court of the State of California in and for the County of Santa Clara against a Tredex employee and Tredex, for, among other claims, misappropriation of trade secrets, fraud and deceit, breach of contract (only against the Tredex employee), intentional interference with contractual relations, intentional interference with prospective business relations, unfair competition, unjust enrichment, conspiracy and conversion (the "March Claims"). The Company alleged that the Tredex employee obtained marketing information, financial and technical data, and other proprietary and confidential information of the Company while interviewing for a sales position at the Company. The Company believed that the Tredex employee disclosed some or all of the confidential information that he obtained from the Company to Tredex, and that Tredex, knowing that the information was wrongfully obtained, used the information to establish a competing on-line auction site. The Company sought unspecified compensatory damages as well as injunctive relief against both the Tredex employee and Tredex. On June 10, 1997, ONSALE and Tredex entered into the Settlement Agreement, pursuant to which the Company released the March Claims. The Settlement Agreement did not have a material adverse effect on ONSALE's results of operations or its financial condition.

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), and No. 129, "Disclosure of Information about Capital Structure ("SFAS No. 129")." SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. SFAS No.129 establishes standards for disclosing information about an entity's capital structure. It eliminates the exemption of nonpublic entities from certain disclosure requirements of accounting standards previously issued. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the standards in the year ending December 31, 1997. The cumulative effect of adopting SFAS No.128 and SFAS No.129 will not have a material impact on the financial statements for the three months ended June 30, 1997 and 1996.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income. SFAS 131 establishes standards for disclosing information about operating segments for public business enterprises and supersedes FASB Statement No. 14. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of SFAS 130 and SFAS 131 will not have a material effect on its financial position or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements regarding the Company and future expectations that involve risks and uncertainties, including, but not limited to, the Company's limited operating history and fluctuations in operating results, its reliance on merchandise vendors and other third parties, the inventory and price risks of the Company's purchasing merchandise in principal transactions, actual and potential competition, the limited management and other resources that the Company has available to it to address its rapid growth, dependence on the Internet, technological change, uncertain acceptance of the ONSALE brand and reliance on automated technology. These risks and uncertainties are described in greater detail in the Company's prospectus dated April 17, 1997 (the "Prospectus") and other documents filed by ONSALE, Inc. with the Securities and Exchange Commission. The Company's actual future results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly statement of operations data for the quarters ended September 30, 1995 through June 30, 1997.

                                                                               Quarters Ended
                                           ---------------------------------------------------------------------------------------
                                           June 30,   Mar. 31,   Dec. 31,   Sept. 30,   June 30,   Mar. 31,   Dec 31,   Sept. 30,
                                             1997       1997       1996        1996       1996       1996       1995       1995
                                           ---------  ---------  ---------  ----------  ---------  ---------  --------  ----------
                                                                               (in thousands)
Revenue:
   Merchandise                              $17,860    $11,696    $ 7,622      $2,990     $1,493     $  468     $  30   $       -
   Commission                                   715        618        684         586        317        109        70          23
                                            -------    -------    -------      ------     ------     ------     -----       -----
        Total revenue                        18,575     12,314      8,306       3,576      1,810        577       100          23
Cost of revenue                              16,146     10,526      7,076       2,665      1,380        418        27           -
                                            -------    -------    -------      ------     ------     ------     -----       -----
Gross profit                                  2,429      1,788      1,230         911        430        159        73          23
                                            -------    -------    -------      ------     ------     ------     -----       -----
Operating expenses:
   Sales and marketing                          948        390        379         339        115         58        69          44
   General and administrative                 1,294        789        362         275         89         32        63          61
   Engineering                                  589        561        365         182        115         52        77          49
                                            -------    -------    -------      ------     ------     ------     -----       -----
        Total operating expenses              2,831      1,740      1,106         796        319        142       209         154
                                            -------    -------    -------      ------     ------     ------     -----       -----
Income (loss) from operations                  (402)        48        124         115        111         17      (136)       (131)
   Interest and other income                    148         32         34           3          -          -         -           -
                                            -------    -------    -------      ------     ------     ------     -----       -----
Income (loss) before income taxes              (254)        80        158         118        111         17      (136)       (131)
   (Provision) benefit for income taxes          28        (28)       (18)        (12)       (11)        (2)        -           -
                                            -------    -------    -------      ------     ------     ------     -----       -----
Net income (loss)                           $  (226)   $    52    $   140      $  106     $  100     $   15     $(136)      $(131)
                                            =======    =======    =======      ======     ======     ======     =====       =====
Supplemental Financial Data:
   Gross Merchandise Sales                  $24,543    $17,941    $14,399      $9,246     $5,290     $1,792     $ 827       $ 199

     During the three months ended June 30, 1997, March 31, 1997 and June 30, 1996, the Company's total revenue was approximately $18.6 million, $12.3 million and $1.8 million, respectively. The amount for the three months ended June 30, 1997 represented an increase of 50.8% and 926%, respectively, over the three months ended March 31, 1997 and June 30, 1996. During the six months ended June 30, 1997, December 31, 1996 and June 30, 1996, the Company's total revenue was approximately $30.9 million, $11.9 million, and $2.4 million, respectively. The amount for the six months ended June 30, 1997 represented an increase of 160% and 1194%, respectively, over the amounts for the six months ended December 31,
1996 and June 30, 1996.   In each instance, the significant increases in revenue
over the previous periods are a result of several factors, including increased product availability, technological advancements in the Company's systems allowing for greater volume of sales, the increase from three to five auctions per week beginning in June 1997 and an overall increase in demand for the Company's merchandise, which the Company believes is attributable to its investments in marketing designed to promote and maintain brand awareness.

     The following tables illustrate gross merchandise sales, which represent what the Company's total revenue would have been if sales for which the Company acted as a commissioned auction agent for its vendors (Agent Sales) were recorded as transactions in which the Company purchased or accepted consignment of merchandise from vendors for resale at auction (Principal Sales). This presentation of sales on a gross basis does not affect the Company's gross profit or net income. Management believes that gross merchandise sales provide a more consistent comparison between historical periods and a more accurate comparison to future periods than does total revenue. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles.

     The reconciliation of total revenue to gross merchandise sales is as follows:

                                  Three months ended      Six months ended
                                       June 30,               June 30,
                                 --------------------    -------------------
(in thousands)                      1997       1996        1997       1996
                                 ----------  --------    ---------  --------
Total revenue                      $18,575    $1,810      $30,889    $2,387
Plus: gross Agent Sales              6,683     3,797       12,928     5,121
Less: net Agent Sales                 (715)     (317)      (1,333)     (426)
                                   -------    ------      -------    ------
Gross merchandise sales            $24,543    $5,290      $42,484    $7,082
                                   =======    ======      =======    ======

     During the three months and six months ended June 30, 1997 and June 30, 1996, gross merchandise sales were comprised of the following:

                                             Three months ended      Six months ended
                                                  June 30,               June 30,
(in thousands)                                 1997      1996         1997     1996
                                             ---------  -------      -------  -------
Principal Sales model--purchased inventory     $ 9,359  $     -      $13,920  $     -
Principal Sales model--consigned inventory       8,501    1,493       15,636    1,961
Agent Sales model                                6,683    3,797       12,928    5,121
                                               -------   ------      -------   ------
Gross merchandise sales                        $24,543   $5,290      $42,484   $7,082
                                               =======   ======      =======   ======

     During the three months ended June 30, 1997, March 31, 1997 and June 30, 1996, the Company's gross merchandise sales were approximately $24.5 million, $17.9 million and $5.3 million, respectively. The amounts for the three months ended June 30, 1997 represented increases of 36.8% and 364%, respectively, over the three months ended March 31, 1997 and June 30, 1996. For the six months ended June 30, 1997, December 31, 1996 and June 30, 1996, gross merchandise sales were approximately $42.5 million, $23.6 million and $7.1 million, respectively. The amount for the six months ended June 30, 1997 represented an increase of 79.7% and 500%, respectively, over the six months ended December 31, 1996 and June 30, 1996. In each instance, the significant increases in revenue over the previous periods are a result of several factors, including increased product availability, technological advancements in the Company's systems allowing for greater volume of sales, and an overall increase in demand, which the Company believes is attributable to its investments in marketing designed to promote and maintain brand awareness. Sales of purchased inventory more than doubled from the quarter ended March 31, 1997 to the quarter ended June 30, 1997, while sales of consignment inventory and Agent Sales increased 19% and 7%, respectively, as the Company continued its shift in product mix from Agent Sales to Principal Sales.

     For the three months ended June 30, 1997, March 31, 1997 and June 30, 1997, the Company's overall gross profit on sales was $2.4 million, $1.7 million and $430,000, respectively. The amount for the three months ended June 30, 1997 represented an increase of 35.9% and 465%, respectively, over the three months ended March 31, 1997 and June 30, 1996. For the six months ended June 30, 1997, December 31, 1996 and June 30, 1996, the Company's overall gross profit on sales was $4.2 million, $2.1 million and $589,000, respectively. The amount for the six months ended June 30, 1997 represented an increase of 97% and 616%, respectively, over the six months ended December 31, 1996 and June 30, 1996.

     During the three months and six months ended June 30, 1997 and June 30, 1996, gross profit was comprised of the following:

                                 Three months ended  Six months ended
                                       June 30,          June 30,
                                 ------------------  ----------------
(in thousands)                     1997       1996     1997     1996
                                 ----------  ------  --------  ------

Principal Sales model                $1,714   $ 113    $2,884  $ 163
Agent Sales model                       715     317     1,333    426
                                     ------   -----    ------  -----
Gross profit                         $2,429   $ 430    $4,217  $ 589
                                     ======   =====    ======  =====

     During the three months and six months ended June 30, 1997 and June 30, 1996, gross margin on merchandise revenue was comprised of the following:

                          Three months ended    Six months ended
                               June 30,             June 30,
                         --------------------  ------------------
                          1997         1996       1997      1996
                         -------     --------  ----------  ------

Principal Sales model       9.6%         7.6%        9.8%    8.3%
Agent Sales model          10.7%         8.3%       10.3%    8.3%
                           ----         ----        ----    ----
Gross margin                9.9%         8.1%        9.9%    8.3%
                           ====         ====        ====    ====

     The Company's gross profit on the Principal Sales model only, for the three months ended June 30, 1997, was $1.7 million or 9.6% of merchandise revenue (i.e., revenue made under the Principal Sales model), compared to $113,000 or 7.6% of merchandise revenue in the three months ended June 30, 1996. The remaining $715,000 of gross profit, which is attributable to Agent Sales, represented 10.7% of gross merchandise sales made under the Agent Sales model, compared to $317,000 or 8.3% of Agent Sales in the three months ended June 30, 1996. The Company's gross profit on the Principal Sales model only, for the six months ended June 30, 1997, was $2.9 million or 9.8% of merchandise revenue made under the Principal Sales model, compared to $163,000 million or 8.3% of merchandise revenue in the six months ended June 30, 1996. The remaining $1.3 million of gross profit, which is attributable to Agent Sales, represented
10.3% of gross merchandise sales made under the Agent Sales model compared to $426,000 or 8.3% of Agent Sales for the six months ended June 30, 1996. Gross margins on the Principal Sales model, although lower than the Agent Sales model, continue to increase. The Company believes the investment in the Principal Sales model is necessary for the future growth of the business. The Company's gross margin for the quarter ending September 30, 1997 may be adversely affected by the United Parcel Service drivers strike that began in August 1997. See the second paragraph of "Fluctuations in Operating Results" for further information.

     Sales and marketing expenses consist primarily of sales and marketing personnel costs, agency and consulting fees, commissions, and promotional and advertising expenses. For the three months ended June 30, 1997, March 31, 1997 and June 30, 1996, sales and marketing expenses were $948,000, $390,000 and $115,000, respectively. The amount for the three months ended June 30,

1997 represented an increase of 143% and 724% over the three months ended March 31, 1997 and June 30, 1996, respectively. These expenses represented 5.1%, 3.2% and 6.4% of revenues for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively. For the six months ended June 30, 1997, December 31, 1996 and June 30, 1996, sales and marketing expenses were $1.3 million, $718,000 and $173,000, respectively. The amount for the six months ended June 30, 1997 represented an increase of 86.4% and 673% over the six months ended December 31, 1996 and June 30, 1996, respectively. These expenses represented 4.3%, 6.0% and 7.2% of revenues for the six months ended June 30, 1997, December 31, 1996 and June 30, 1996, respectively. The increases in absolute dollars for the three month and six month periods were primarily the result of increases in sales and marketing payroll and related expenses, due to an increase in personnel, as well as approximately $250,000 of additional advertising expense aimed primarily at increasing brand awareness.

     General and administrative expenses consist principally of administrative and personnel costs, provision for doubtful accounts, allocation of overhead and fees for professional services. For the three months ended June 30, 1997, March 31, 1997 and June 30, 1996, general and administrative expenses were $1.3 million, $789,000 and $89,000, respectively. The amount for the three months ended June 30, 1997 represented an increase of 64% and 1354%, over the three months ended March 31, 1997 and June 30, 1997, respectively. These expenses represented 7.0%, 6.4% and 4.9% of revenues for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively. For the six months ended June 30, 1997, December 31, 1996 and June 30, 1996, general and administrative expenses were $2.1 million, $637,000 and $121,000, respectively. The amount for the six months ended June 30, 1997 represented an increase of 227% and 1621% over the six months ended December 31, 1996 and June 30, 1996, respectively. These expenses represented 6.7%, 5.4% and 5.1% of revenues for the six months ended June 30, 1997, December 31, 1996 and June 30, 1996, respectively. The increases in percentages and absolute dollars were primarily the result of increases in general and administrative payroll and related expenses, attributable to an increase in personnel.

     Engineering expenses consist mainly of engineering personnel and related expenses and equipment costs. For the three months ended June 30, 1997, March 31, 1997 and June 30, 1997, engineering expenses were $589,000, $561,000 and $115,000, respectively. The amount for the three months ended June 30, 1997 represented an increase of 5% and 412% over the three months ended March 31, 1997 and June 30, 1996, respectively. These expenses represented 3.2%, 4.6% and 6.4% of revenues for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively. For the six months ended June 30, 1997, December 31, 1996 and June 30, 1996, engineering expenses were $1.2 million, $547,000 and $167,000, respectively. The amount for the six months ended June 30, 1997 represented an increase of 110% and 589% over the six months ended December 31, 1996 and June 30, 1996, respectively. These expenses represented 3.7%, 4.6% and 7.0% of revenues for the six months ended June 30, 1997, December 31, 1996 and June 30, 1996, respectively. The increases in absolute dollars were primarily the result of increases in engineering payroll and related expenses, due to an increase in personnel.

     The Company's loss from operations for the three months and six months ended June 30, 1997 was ($402,000) and ($354,000), respectively, representing a decline of $450,000 and $594,000, respectively, from the three months ended March 31, 1997 and six months ended December 31, 1996, respectively. These losses reflect the Company's decision to continue to increase certain operating expenses significantly in order to increase the size of its staff, expand its marketing efforts to enhance its brand image, purchase larger volumes of merchandise to be sold at auction, increase its software development efforts, and support its growing infrastructure. The Company believes the decision to increase operating expenses will cause the Company to experience net losses at least through the fiscal year.

FLUCTUATION IN OPERATING RESULTS

     The Company's operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, due to a number of factors, many of which are outside the Company's control. These factors include (i) the Company's ability to attract new customers at a steady rate, manage its inventory mix and the mix of products offered at auction, meet certain pricing targets, liquidate its inventory in a timely manner, maintain gross margins and maintain customer satisfaction, (ii) the availability and pricing of merchandise from vendors, (iii) product obsolescence and pricing erosion, (iv) the amount and timing of costs relating to expansion of the Company's operations, (v) the announcement or introduction of new types of merchandise or customer services by the Company, (vi) the announcement or introduction of new types of merchandise or customer services by the Company's competitors, (vii) technical difficulties with respect to consumer use of the auction format on the Company's Web site,
(viii) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems, (ix) the level of merchandise returns experienced by the Company , (x) consumer confidence in encrypted transactions in the Internet environment and (xi) general economic conditions and economic conditions specific to the Internet and electronic commerce. As a strategic response to changes in the competitive environment, the Company may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on the Company's quarterly results of operations and financial condition. The Company also expects that, in the future, it like other retailers may experience seasonality in its business. Due to all of the foregoing factors, in some future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

     A substantial majority of the Company's recent product deliveries have been made by means of United Parcel Service ground delivery. As a result of the ongoing strike by United Parcel Service drivers that began in early August, the Company has been forced to utilize alternative delivery services. The Company has elected to pay incremental cost of deliveries made to those customers that purchased after the strike precluded ground delivery and before the Company had announced to all customers that it would be forced to ship future purchases by a more expensive alternative delivery service until the strike was resolved. As a result, the Company has spent approximately $75,000 in incremental shipping costs. In addition, the Company may also experience some decline in sales volume as a result of customers' electing, prior to the conclusion of the strike, not to purchase products on which they have to pay the higher incremental costs of shipping.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through the sale of Common Stock in the Company's April 1997 initial public offering for approximately $14.7 million, the private sale of convertible preferred stock for approximately $2.3 million and cash flows from operations. Net cash used in operating activities for the six months ended June 30, 1997 was approximately $6.1 million. The amount of net cash used in operating activities was primarily for two reasons. First, merchandise inventory increased $5.2 million. This increase was the result of the Company's decision to expand its Principal Sales model, which required it to invest in greater inventory balances. Second, accounts payable decreased $1.7 million. The Company was able to utilize a portion of the net proceeds from its initial public offering in order to decrease accounts payable.

     Net cash used in investing activities for the six ended June 30, 1997 represented purchases of property and equipment of $768,000. Net cash of $16.8 million provided by financing activities in the six months ended June 30, 1997 resulted almost entirely from proceeds received from the Company's initial public offering, which occurred in the second quarter of 1997.

     As of June 30, 1997, the Company had approximately $12.6 million of cash and cash equivalents. The Company also has available a $4.0 million line of credit from Silicon Valley Bank that expires on April 17, 1998./1/ As of June 30, 1997, the Company's principal commitments consisted of obligations outstanding under its operating leases. Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $500,000 of property and equipment during the remainder of 1997, primarily for computer equipment and furniture and fixtures. As the Company continues to enter into more transactions structured as Principal Sales, the Company will need to continue to commit more cash to support a larger merchandise inventory. Also, as a result of the Company's intention to offer credit to certain customers, beginning in the third quarter of 1997, the Company may require additional cash to support the anticipated growth in sales made on credit. The Company plans to increase its operating expenses significantly in order to increase the size of its staff, expand its marketing efforts to enhance its brand image, purchase larger volumes of merchandise to be sold at auction, increase its software development efforts and support its growing infrastructure. As a result, the Company may experience net losses through at least the remaining quarters of 1997. Thus, the Company may well have to continue to finance its capital expenditures, increased inventory, increased accounts receivable and some portion of its growth in operating expenses from the proceeds of its initial public offering. The Company believes that its current cash and cash equivalents, borrowings under its line of credit and its cash flows from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain another credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

---------
/1/ Borrowings under the line bear interest at an annual rate of 0.75% over the bank's prime rate. Pursuant to the line of credit, Silicon Valley Bank has been granted a continuing security interest in substantially all assets of the Company, now owned or hereafter acquired, including intellectual property. Pursuant to the line of credit, the Company is required to maintain certain financial ratios (including a ratio of "quick assets" (cash, cash equivalents, accounts receivable and investments, with maturities not to exceed 90 days) to current liabilities (less deferred revenue) of at least 2.5 to 1, and a ratio of total liabilities to tangible net worth of not more than 0.5 to 1), is prohibited from incurring a monthly pre-tax loss of more than $400,000, provided that accumulative monthly pretax losses on a rolling three month basis do not exceed $750,000. The Company has also agreed to certain negative covenants, including a prohibition on incurring additional indebtedness, other than secured equipment financing debt, indebtedness to trade creditors incurred in the ordinary course of business and debt that is subordinated to the debt owing under the line of credit, and a prohibition, with limited exceptions, on creating additional security interests in the assets of the Company. In connection with the line, the Company issued the bank a five-year warrant to purchase 8,571 shares of its Common Stock with an exercise price of $7.00.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), and No. 129, "Disclosure of Information about Capital Structure ("SFAS No. 129")." SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. SFAS No.129 establishes standards for disclosing information about an entity's capital structure. It eliminates the exemption of nonpublic entities from certain disclosure requirements of accounting standards previously issued. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the standards in the year ending December 31, 1997. The cumulative effect of adopting SFAS No.128 and SFAS No.129 will not have a material impact on the financial statements for the three months ended June 30, 1997 and 1996.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income. SFAS 131 establishes standards for disclosing information about operating segments for public business enterprises and supersedes FASB Statement No. 14. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of SFAS 130 and SFAS 131 will not have a material effect on its financial position or results of operations.


FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth above and those discussed in the Company's Prospectus on file with the Securities and Exchange Commission.


ITEM  3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On October 17, 1996, Tredex California, Inc. ("Tredex") filed a complaint in the Superior Court of the State of California in and for the County of Los Angeles against a former Tredex employee for, among other claims, misappropriation of trade secrets, intentional interference with contractual relations, fraud and deceit, breach of fiduciary duty, unfair competition, conspiracy, unjust enrichment and conversion (the "Claims"). Tredex subsequently amended its complaint to name ONSALE, among others, as a defendant and served ONSALE with a summons and complaint on January 6, 1997. Tredex alleges that ONSALE wrongfully obtained customer and vendor lists and other proprietary information of Tredex from such former employee. Tredex was seeking damages in excess of $1,750,000 from all the defendants collectively. Tredex was also seeking injunctive relief to stop the defendants from using the customer and vendor lists and other proprietary information of Tredex. ONSALE has filed a general denial. On June 10, 1997, ONSALE and Tredex entered into a settlement agreement (the "Settlement Agreement") pursuant to which Tredex released the Claims. The Settlement Agreement did not have a material adverse effect on ONSALE's results of operations or financial condition.

     On March 6, 1997, the Company filed a complaint in the Superior Court of the State of California in and for the County of Santa Clara against a Tredex employee and Tredex, for, among other claims, misappropriation of trade secrets, fraud and deceit, breach of contract (only against the Tredex employee), intentional interference with contractual relations, intentional interference with prospective business relations, unfair competition, unjust enrichment, conspiracy and conversion (the "March Claims"). The Company alleged that the Tredex employee obtained marketing information, financial and technical data, and other proprietary and confidential information of the Company while interviewing for a sales position at the Company. The Company believed that the Tredex employee disclosed some or all of the confidential information that he obtained from the Company to Tredex, and that Tredex, knowing that the information was wrongfully obtained, used the information to establish a competing on-line auction site. The Company sought unspecified compensatory damages as well as injunctive relief against both the Tredex employee and Tredex. On June 10, 1997, ONSALE and Tredex entered into the Settlement Agreement, pursuant to which the Company released the March Claims. The Settlement Agreement did not have a material adverse effect on ONSALE's results of operations or its financial condition.

ITEM 2.   CHANGES IN SECURITIES

     Between April 1, 1997 and June 30, 1997, the Company's California predecessor sold the following equity securities that were not registered under the Securities Act of 1933.

                                                                    AGGREGATE
                                                                 PURCHASE PRICE
CLASS OF                             TITLE OF      NUMBER OF      AND FORM OF
PURCHASERS        DATE OF SALE      SECURITIES     SECURITIES    CONSIDERATION
Two employee
optionees       4/1/97 and 4/2/97  Common Stock       2,784           $586


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5.   OTHER INFORMATION

     In April 1997, the Company completed its initial public offering and issued 2,500,000 shares of its common stock to the public at a price of $6.00 per share. The Company received approximately $12.6 million of cash, net of the underwriting discount and offering expenses. Upon the closing of the initial public offering, all outstanding shares of the Company's then outstanding preferred stock were automatically converted into shares of common stock. On May 21, 1997, the Company's underwriters exercised an option to purchase an additional 375,000 shares of common stock, to cover over-allotments, at a price of $6.00 per share. The Company received approximately $2.1 million of cash, net of the underwriting discount and offering expenses.

     In April 1997, the Company entered into an employment agreement with Dennis Shepard, as Vice President of Operations. Alan Fisher remains Vice President of Development and Operations, Chief Technical Officer and Director.

     In July 1997, the Company announced the introduction of two new auction Web sites - the Consumer Electronics Auction SuperSite(TM) and the Computer Products Auction SuperSite(TM). These new properties are the first step in the Company's strategy of expanding its merchandise offerings and simplifying the customers' shopping experience.

     In August 1997, the Company announced its plan to begin accepting paid advertising on its Web site in the third quarter of 1997.

ITEM 6.   EXHIBITS AND REPORTS ON 8-K

(a)  The following exhibits are being filed as part of this Report:

10.20  Employment Agreement -Dennis Shepard

11.01  Calculation of Earnings Per Share

27.01  Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 14, 1997                 By: /s/ John F. Sauerland
     ____________________                ___________________________
                                            John F. Sauerland
                                            Chief Financial Officer
                                            and Duly Authorized Officer