Form 10-Q
period 1997-09-30
ONSALE INC
filed 1997-11-14
CIK 1026506

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

/_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (650) 428-0600
              (Registrant's telephone number, including area code)
                             _____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                  Yes       X                No
                        ---------                 ---------


As of  October 31, 1997, there were 18,604,791 shares of the Registrant's Common
                               Stock outstanding.
================================================================================

                                     INDEX



                                                                             Page
                                                                            Number

PART 1   -   FINANCIAL INFORMATION

ITEM 1:      FINANCIAL STATEMENTS:
             Balance Sheet as of September 30, 1997 (Unaudited) and
              December 31, 1996                                                3

             Statement of Operations for the three and nine months
              ended September 30, 1997 and September 30, 1996 (Unaudited)      4

             Statement of Cash Flows for the nine months ended
              September 30, 1997 and September 30, 1996 (Unaudited)            5

             Notes to Financial Statements (Unaudited)                         6

ITEM 2:      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              10

ITEM 3:      Quantitative and Qualitative Disclosures about
              Market Risk                                                      18



PART II  -    OTHER INFORMATION

ITEM 1:       Legal Proceedings                                                19

ITEM 2:       Changes in Securities and Use of Proceeds                        19

ITEM 3:       Defaults Upon Senior Securities                                  20

ITEM 4:       Submission of Matters to a Vote of Security Holders              20

ITEM 5:       Other Information                                                20

ITEM 6:       Exhibits and Reports on Form 8-K                                 21

Part I - Financial Information

Item 1:  Financial Statements

                                 ONSALE, INC.
                                 BALANCE SHEET
                       (in thousands, except share data)



                                                                              September 30,    December 31
ASSETS                                                                            1997           1996
                                                                                 -------        ------
                                                                               (unaudited)
Current assets:
 Cash and cash equivalents                                                       $11,098        $2,649
 Restricted cash                                                                      84            80
 Accounts receivable, net of allowances of $174 and $66                            2,224           395
 Merchandise inventory                                                             7,183         1,520
 Prepaid expenses and other current assets                                           221           439
                                                                                 -------        ------
   Total current assets                                                           20,810         5,083

Property and equipment, net                                                        1,304           578
Other assets                                                                          96            19
                                                                                 -------        ------
   Total assets                                                                  $22,210        $5,680
                                                                                 =======        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                $ 1,721        $2,268
 Accrued expenses                                                                  1,519           480
 Deferred revenue                                                                    440           604
                                                                                 -------        ------
   Total current liabilities                                                       3,680         3,352
                                                                                 -------        ------
Stockholders' equity:
 Convertible preferred stock, $0.001 par value; 2,000,000 shares
  authorized; 804,521 shares designated; no and 365,191 shares issued                  -             1
 Common stock, $0.001 par value; 30,000,000 shares authorized;
  16,795,491 and 12,178,757 shares issued and outstanding                             17            12
 Additional paid-in capital                                                       19,349         2,494
 Accumulated deficit                                                                (836)          (79)
 Less: note receivable from stockholder                                                -          (100)
                                                                                 -------        ------
   Total stockholders' equity                                                     18,530         2,328
                                                                                 -------        ------
   Total liabilities and stockholders' equity                                    $22,210        $5,680
                                                                                 =======        ======

See notes to financial statements.

                                  ONSALE, INC.
                            STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                         Three months ended            Nine months ended
                                                           September 30,                 September 30,
                                                         ------------------           -------------------
                                                         1997          1996           1997           1996
                                                        -------       -------        -------        -------
Revenue:
         Merchandise                                    $24,198       $ 2,990        $53,754        $ 4,951
         Commission                                         863           586          2,196          1,012
                                                        -------       -------        -------        -------
                Total revenue                            25,061         3,576         55,950          5,963

Cost of revenue                                          21,735         2,665         48,407          4,463
                                                        -------       -------        -------        -------
Gross profit                                              3,326           911          7,543          1,500
                                                        -------       -------        -------        -------
Operating expenses:
         Sales and marketing                              1,935           339          3,273            512
         General and administrative                       1,376           275          3,459            396
         Engineering                                        765           182          1,915            349
                                                        -------       -------        -------        -------
              Total operating expenses                    4,076           796          8,647          1,257
                                                        -------       -------        -------        -------
Income (loss) from operations                              (750)          115         (1,104)           243

Interest and other income                                   167             3            347              3
                                                        -------       -------        -------        -------
Income (loss) before income taxes                          (583)          118           (757)           246

Provision for income taxes                                    -           (12)             -            (25)
                                                        -------       -------        -------        -------
Net income (loss)                                       $  (583)      $   106        $  (757)       $   221
                                                        =======       =======        =======        =======
Net income (loss) per share                             $ (0.03)      $  0.01        $ (0.05)       $  0.01
                                                        =======       =======        =======        =======

Shares used to compute net income (loss) per share       16,782        15,326         16,155         15,326
                                                        =======       =======        =======        =======

See notes to financial statements.

                                 ONSALE, INC.
                            STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (unaudited)



                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                            ----------------------
                                                                                             1997            1996
                                                                                            -------         ------
Cash flows from operating activities:
 Net income (loss)                                                                          $  (757)        $  221
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation                                                                                 281             26
   Changes in assets and liabilities:
    Restricted cash                                                                              (4)           (80)
    Accounts receivable, net                                                                 (1,829)          (329)
    Merchandise inventory                                                                    (5,663)          (273)
    Prepaid expenses and other current assets                                                   218            (81)
    Other assets                                                                                (77)           (12)
    Accounts payable                                                                           (547)           711
    Accrued expenses                                                                          1,039            319
    Deferred revenue                                                                           (164)           371
                                                                                            -------         ------
     Net cash provided by (used in) operating activities                                     (7,503)           873
                                                                                            -------         ------
Cash flows from investing activities:
 Purchase of property and equipment                                                          (1,007)          (273)
                                                                                            -------         ------
Cash flows from financing activities:
 Proceeds from the issuance of preferred stock and warrants                                       -          2,345
 Proceeds from note receivable from stockholder, net                                            100              -
 Proceeds from issuance of common stock and exercises of
  stock options and warrants, net                                                            16,859             25
 Advances due related parties, net                                                                -            226
                                                                                            -------         ------
     Net cash provided by financing activities                                               16,959          2,596
                                                                                            -------         ------
Net increase in cash and cash equivalents                                                     8,449          3,196

Cash and cash equivalents at beginning of period                                              2,649             20
                                                                                            -------         ------
Cash and cash equivalents at end of period                                                  $11,098         $3,216
                                                                                            =======         ======

See notes to financial statements.

                                  ONSALE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present ONSALE, Inc's. ("ONSALE" or the "Company") financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Prospectus dated October 23, 1997 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-37171), as amended. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1997.


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

Principal sales - consignment

     For sales on consignment, the Company will either take physical possession of the merchandise or the vendor will retain physical possession of the merchandise. In either case, the Company is not obligated to take title to the merchandise unless it successfully sells the merchandise at auction. Upon completion of an auction, the Company takes title to the merchandise, charges the customer's credit card and either ships the merchandise directly or arranges for a third party to complete delivery to the customer. Subsequently, the Company pays the vendor any amounts due for the purchase of the related merchandise. The Company records the full sales amount as revenue upon the verification of the credit card authorization and shipment of the merchandise. In consignment transactions, the Company is at risk of loss for collecting all of the auction proceeds, delivery of the merchandise and returns from customers. In instances where credit card authorization has been received but the merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped.

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

     The reconciliation of total revenue in the Statement of Operations to gross merchandise sales is as follows:

                                    Three months ended                Nine months ended
                                       September 30,                    September 30,
                                 -------------------------        -------------------------
(in thousands)                      1997           1996              1997           1996
                                 ----------     ----------        ----------     ----------

Total revenue                    $   25,061     $    3,576        $   55,950     $    5,963
Plus: gross Agent Sales               8,103          6,256            21,031         11,377
Less: net Agent Sales                  (863)          (586)           (2,196)        (1,012)
                                 ----------     ----------        ----------     ----------

Gross merchandise sales          $   32,301     $    9,246        $   74,785     $   16,328
                                 ==========     ==========        ==========     ==========

3.   NET INCOME (LOSS) PER SHARE

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

     For periods subsequent to the Company's initial public offering, net income
(loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. For such periods, common equivalent shares consisting of stock options and stock warrants were antidilutive and have been excluded from the weighted average share computation.


4.   INITIAL PUBLIC OFFERING

     In April 1997, the Company completed its initial public offering and issued 2,500,000 shares of its common stock to the public at a price of $6.00 per share. The Company received approximately $12.7 million of cash, net of the underwriting discount and offering expenses. Upon the closing of the initial public offering, all outstanding shares of the Company's then outstanding Series A and Series B convertible preferred stock were automatically converted into shares of common stock. On May 21, 1997, the Company's underwriters exercised an option to purchase an additional 375,000 shares of common stock, to cover over-allotments, at a price of $6.00 per share. The Company received approximately $2.1 million of cash, net of the underwriting discount and offering expenses.


5.   SUBSEQUENT EVENT

     In October 1997, the Company completed a secondary stock offering of 2,300,000 shares of common stock to the public at a price of $28.25 per share. 1,709,300 of these shares were sold by the Company and the remaining 590,700 shares were sold by certain selling shareholders. The Company received approximately $45.1 million of cash, net of the underwriting discount and offering expenses. The Company's underwriters retain an option to purchase an additional 345,000 shares of common stock, to cover over-allotments from the Company and certain selling shareholders, at a price of $28.25 per share. This over-allotment option will expire on November 22, 1997.

     In November 1997, the Company amended a lease agreement to provide additional office space for its corporate headquarters. This amendment increases the Company's operating lease commitments by $2.9 million, payable over five years. The Company intends this amended lease agreement to replace an existing lease agreement with an operating lease commitment of $780,000 and is currently negotiating the cancellation of this lease.

     6.        NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), and No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. SFAS No.129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the standards in the year ending December 31, 1997. The effect of adopting SFAS No.128 and SFAS No.129 will not have a material impact on the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income. SFAS 131 establishes standards for disclosing information about operating segments for public business enterprises and supersedes FASB Statement No. 14. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements regarding the Company and future expectations that involve risks and uncertainties, including, but not limited to, the Company's limited operating history and fluctuations in operating results, dependence on relationships with other Online companies, its reliance on merchandise vendors and other third parties, the inventory and price risks of the Company's purchasing merchandise in principal transactions, actual and potential competition, the limited management and other resources that the Company has available to it to address its rapid growth, dependence on the Internet, technological change, uncertain acceptance of the ONSALE brand and reliance on automated technology. These risks and uncertainties are described in greater detail in the Company's prospectus dated October 23, 1997 (the "Prospectus") and other documents filed by ONSALE, Inc. with the Securities and Exchange Commission. The Company's actual future results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly statement of operations data for the quarters ended December 31, 1995 through September 30, 1997.

                                                                               Quarters Ended
                                              --------------------------------------------------------------------------------------
                                               Sept. 30,  June 30,   Mar. 31,   Dec. 31,  Sept. 30,  June 30,   Mar. 31,   Dec. 31,
                                                 1997       1997       1997       1996      1996       1996       1996       1995
                                              --------------------------------------------------------------------------------------
                                                                               (in thousands)
Revenue:
      Merchandise                              $  24,198  $ 17,860   $ 11,696   $  7,622  $   2,990  $  1,493   $    468   $     30
      Commission                                     863       715        618        684        586       317        109         70
                                               ---------  --------   --------   --------  ---------  --------   --------   --------
            Total revenue                         25,061    18,575     12,314      8,306      3,576     1,810        577        100
Cost of revenue                                   21,735    16,146     10,526      7,076      2,665     1,380        418         27
                                               ---------  --------   --------   --------  ---------  --------   --------   --------
Gross profit                                       3,326     2,429      1,788      1,230        911       430        159         73
                                               ---------  --------   --------   --------  ---------  --------   --------   --------
Operating expenses:
      Sales and marketing                          1,935       948        390        379        339       115         58         69
      General and administrative                   1,376     1,294        789        362        275        89         32         63
      Engineering                                    765       589        561        365        182       115         52         77
                                               ---------  --------   --------   --------  ---------  --------   --------   --------
             Total operating expenses              4,076     2,831      1,740      1,106        796       319        142        209
                                               ---------  --------   --------   --------  ---------  --------   --------   --------
Income (loss) from operations                       (750)     (402)        48        124        115       111         17       (136)

      Interest and other income                      167       148         32         34          3         -          -          -
                                               ---------  --------   --------   --------  ---------  --------   --------   --------
Income (loss) before income taxes                   (583)     (254)        80        158        118       111         17       (136)

      (Provision) benefit for income taxes             -        28        (28)       (18)       (12)      (11)        (2)         -
                                               ---------  --------   --------   --------  ---------  --------   --------   --------
Net income (loss)                              $    (583) $   (226)  $     52   $    140  $     106  $    100   $     15   $   (136)
                                               =========  ========   ========   ========  =========  ========   ========   ========
Supplemental Financial Data:
      Gross Merchandising Sales (1)            $  32,301  $ 24,543   $ 17,941   $ 14,399  $   9,246  $  5,290   $  1,792   $    827
                                               ---------  --------   --------   --------  ---------  --------   --------   --------

---------------------------------
/1/ Represents what the Company's total revenue would have been if sales where the Company acted as a commissioned auction agent for its vendors ("Agent Sales") were recorded as transactions where the Company purchased or accepted consignment of merchandise from vendors for resale at auction ("Principal Sales"). This increased sales amount does not affect the Company's gross profit or net income, Management believes that gross merchandise sales provide a more consistent comparison between historical periods and to future periods than does total revenue. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP.

     During the three months ended September 30, 1997, June 30, 1997 and September 30, 1996, the Company's total revenue was approximately $25.1 million, $18.6 million and $3.6 million, respectively. The amount for the three months ended September 30, 1997 represented an increase of 34.9% and 601%, respectively, over the amounts for the three months ended June 30, 1997 and September 30, 1996. During the nine months ended September 30, 1997 and September 30, 1996, the Company's total revenue was approximately $55.9 million and $6.0 million, respectively. The amount for the nine months ended September 30, 1997 represented an increase of 838% over the amount for the nine months ended September 30, 1996. The Company's growth in total revenue and gross merchandise sales in each of these periods was due to significant growth in the Company's customer base and in the amount of merchandise obtained from vendors, increases in the number of auctions per week, technological advances in the Company's systems allowing for a greater volume of sales and an overall increase in demand for the Company's expanding array of merchandise, which the Company believes is attributable in large part to its investments in marketing designed to promote and maintain brand awareness of the Company.

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

     The reconciliation of total revenue to gross merchandise sales is as follows:

                                          Three months ended                Nine months ended
                                             September 30,                     September 30,
                                       -------------------------        -------------------------
(in thousands)                             1997         1996                1997         1996
                                        ----------   ----------          ----------   ----------

Total revenue                           $   25,061   $    3,576          $   55,950   $    5,963
Plus: gross Agent Sales                      8,103        6,256              21,031       11,377
Less: net Agent Sales                         (836)        (586)             (2,196)      (1,012)
                                        ----------   ----------          ----------   ----------

Gross merchandise sales                 $   32,301   $    9,246          $   74,785   $   16,328
                                        ==========   ==========          ==========   ==========

     During the three months and nine months ended September 30, 1997 and September 30, 1996, gross merchandise sales were comprised of the following:

                                                     Three months ended                Nine months ended
                                                        September 30,                     September 30,
                                                  -------------------------        -------------------------
(in thousands)                                        1997         1996                1997         1996
                                                   ----------   ----------          ----------   ----------

Principal Sales model--purchased inventory         $   16,172   $        -          $   30,092   $        -
Principal Sales model--consigned inventory              8,026        2,990              23,662        4,951
Agent Sales model                                       8,103        6,256              21,031       11,377
                                                   ----------   ----------          ----------   ----------

Gross merchandise sales                            $   32,301   $    9,246          $   74,785   $   16,328
                                                   ==========   ==========          ==========   ==========


     During the three months ended September 30, 1997, June 30, 1997 and September 30, 1996, the Company's gross merchandise sales were approximately $32.3 million, $24.5 million and $9.2 million, respectively. The amount for the three months ended September 30, 1997 represented increases of 31.6% and 249%, respectively, over the amounts for the three months ended June 30, 1997 and September 30, 1996. For the nine months ended September 30, 1997 and September 30, 1996, gross merchandise sales were approximately $74.8 million and $16.3 million, respectively. The amount for the nine months ended September 30, 1997 represented an increase of 358% over the amount for the nine months ended September 30, 1996. The Company's growth in total revenue and gross merchandise sales in each of these periods was due to significant growth in the Company's customer base and in the amount of merchandise obtained from vendors, increases in the number of auctions per week, technological advances in the Company's systems allowing for a greater volume of sales and an overall increase in demand for the Company's expanding array of merchandise, which the Company believes is attributable in large part to its investments in marketing designed to promote and maintain brand awareness of the Company.

     For the three months ended September 30, 1997, June 30, 1997 and September 30, 1996, the Company's overall gross profit on sales was $3.3 million, $2.4 million and $911,000, respectively. The amounts for the three months ended September 30, 1997 represented increases of 36.9% and 265%, respectively, over the amounts for the three months ended June 30, 1997 and September 30, 1996. For the nine months ended September 30, 1997 and September 30, 1996, gross profit on sales was $7.5 million and $1.5 million, respectively. The amount for the nine months ended September 30, 1997 represented an increase of 403% over the amount for the nine months ended September 30, 1996.

     During the three months and nine months ended September 30, 1997 and September 30, 1996, gross profit was comprised of the following:

                                          Three months ended                Nine months ended
                                             September 30,                     September 30,
                                       -------------------------        -------------------------
(in thousands)                             1997         1996                1997         1996
                                        ----------   ----------          ----------   ----------

Principal Sales model                   $    2,463   $      325          $    5,347   $      488
Agent Sales model                              863          586               2,196        1,012
                                        ----------   ----------          ----------   ----------

Gross profit                            $    3,326   $      911          $    7,543   $    1,500
                                        ==========   ==========          ==========   ==========

     During the three months and nine months ended September 30, 1997 and September 30, 1996, gross margin on merchandise revenue was comprised of the following:


                                          Three months ended                Nine months ended
                                             September 30,                     September 30,
                                       -------------------------        -------------------------
                                           1997         1996                1997         1996
                                        ----------   ----------          ----------   ----------

Principal Sales model                         10.2%        10.9%                9.9%         9.9%
Agent Sales model                             10.7%         9.4%               10.4%         8.9%
Gross margin                                  10.3%         9.9%               10.1%         9.2%




     The Company's gross profit on the Principal Sales model only, for the three months ended September 30, 1997, was $2.5 million or 10.2% of merchandise revenue (i.e., revenue made under the Principal Sales model), compared to $325,000 or 10.9% of merchandise revenue in the three months ended September 30, 1996. The remaining $863,000 of gross profit, which is attributable to Agent Sales, represented 10.7% of gross merchandise sales made under the Agent Sales model, compared to $586,000 or 9.4% of Agent Sales in the three months ended September 30, 1996. The Company's gross margin under the Principal Sales model for the quarter ended September 30, 1997 was adversely affected by the United Parcel Service drivers strike during the month of August. The Company's gross profit on the Principal Sales model only, for the nine months ended September 30, 1997, was $5.3 million or 9.9% of merchandise revenue made under the Principal Sales model, compared to $488,000 million or 9.9% of merchandise revenue in the nine months ended September 30, 1996. The remaining $2.2 million of gross profit, which is attributable to Agent Sales, represented 10.4% of gross merchandise sales made under the Agent Sales model compared to $1.0 million or 8.9% of Agent Sales for the nine months ended September 30, 1996. The Company believes the investment in the Principal Sales model is necessary for the future growth of the business. The increase in gross margin on Agent Sales from the first nine months of 1996 to the comparable period in 1997 was primarily attributable to the Company's ability to negotiate more favorable terms with vendors as it grew in size.

     In the second and third quarters of 1997, the Company accelerated its sales and marketing spending in order to enhance its brand recognition. These increases in sales and marketing expenditures significantly contributed to the Company's recognizing a net loss in the third quarter of 1997. Because the Company intends to continue to increase its sales and marketing expenditures through at least the first two quarters of 1999, the Company expects to continue to experience substantial net losses.

     Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, marketing and merchandise acquisition personnel, and promotional material. For the three months ended September 30, 1997, June 30, 1997 and September 30, 1996, sales and marketing expenses were $1.9 million, $948,000 and $339,000, respectively. The amount for the three months ended September 30, 1997 represented an increase of 104% and 471% over the amounts for the three months ended June 30, 1997 and September 30, 1996, respectively. These expenses represented 7.7%, 5.1% and 9.5% of revenues for the three months ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively. For the nine months ended September

30, 1997 and September 30, 1996, sales and marketing expenses were $3.3 million and $512,000, respectively. The amount for the nine months ended September 30, 1997 represented an increase of 539% over the nine months ended September 30, 1996. These expenses represented 5.8% and 8.6% of revenues for the amount for the nine months ended September 30, 1997 and September 30, 1996, respectively. The dollar increases in sales and marketing expenses in each of these periods were primarily attributable to expansion of the Company's Internet advertising, increases in the Company's marketing staff and increased expenses associated with promotion and marketing of the Company's services. The Company expects sales and marketing expenses to increase significantly in absolute dollars and as a percentage of gross merchandise sales as it endeavors to enhance its brand recognition through marketing alliances.

     General and administrative expenses consist primarily of payroll and related expenses for customer service, bad debt expense, facilities expenses, executive, accounting and logistical personnel, recruiting and other general corporate expenses. For the three months ended September 30, 1997, June 30, 1997 and September 30, 1996, general and administrative expenses were $1.4 million, $1.3 million and $275,000, respectively. The amount for the three months ended September 30, 1997 represented an increase of 6.3% and 400%, over the amounts for the three months ended June 30, 1997 and September 30, 1996, respectively. These expenses represented 5.5%, 7.0% and 7.7% of revenues for the three months ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively. For the nine months ended September 30, 1997 and September 30, 1996, general and administrative expenses were $3.5 million and 396,000, respectively. The amount for the nine months ended September 30, 1997 represented an increase of 773% over the amount for the nine months ended September 30, 1996. These expenses represented 6.2% and 6.6% of revenues for the nine months ended September 30, 1997 and September 30, 1996, respectively. The dollar increases in general and administrative expenses were due to an increase in salaries and benefits, primarily due to the hiring of additional officers and other personnel, and increases in bad debt and facilities expenses. The Company expects general and administrative expenses to increase in absolute dollars for the remainder of 1997 and 1998, and as a percentage of gross merchandise sales at least through the first quarter of 1998, as the Company expands its officer group, staff and facilities, incurs the additional costs related to being a public company and expends approximately $75,000 in the fourth quarter of 1997 and the first quarter of 1998 to move to new facilities. In addition, the Company expects to incur incremental costs of approximately $396,000 over the next year as the Company amortizes certain purchased software.

     Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, operate and monitor the Company's Web site and related systems, and equipment costs. For the three months ended September 30, 1997, June 30, 1997 and September 30, 1996, engineering expenses were $765,000, $589,000 and $182,000, respectively. The amount for the three months ended September 30, 1997 represented an increase of 29.9% and 320% over the amounts for the three months ended June 30, 1997 and September 30, 1996, respectively. These expenses represented 3.1%, 3.2% and 5.1% of revenues for the three months ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively. For the nine months ended September 30, 1997 and September 30, 1996, engineering expenses were $1.9 million and $349,000, respectively. The amount for the nine months ended September 30, 1997 represented an increase of 449% over the amount for the nine months ended September 30, 1996. These expenses represented 3.4% and 5.9% of revenues for the nine months ended September 30, 1997 and September 30, 1996, respectively. The dollar increases in engineering expenses in each of these periods were primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of the Company's Web site and related systems. To date, all engineering costs have been expensed as incurred. The Company expects engineering expenses to increase in absolute dollars in the future but not to increase as a percentage of gross merchandise sales. However, there can be no assurance that gross merchandise sales will increase more rapidly than engineering expenses.

     The Company's loss from operations for the three and nine months ended September 30, 1997 was $750,000 and $1.1 million, respectively, representing loss increases of $865,000 and $1.3 million, respectively, from the three and nine months ended September 30, 1996, respectively. These losses reflect the Company's decision to continue to increase certain operating expenses significantly in order to increase the size of its staff, expand its marketing efforts to enhance its brand image, purchase larger volumes of merchandise to be sold at auction, increase its software development efforts, and support its growing infrastructure. The Company believes the decision to increase operating expenses will cause the Company to experience substantial quarterly net losses through at least the first two quarters of 1999.

     The Company's interest and other income for the three and nine months ended September 30, 1997 was $167,000 and $347,000, respectively. Interest and other income for the three and nine months ended September 30, 1996 was negligible. This increase in interest and other income was due to increased cash balances funded almost entirely by the Company's initial public offering of $14.8 million and the exercise of warrants into convertible preferred stock of $1.9 million in April 1997. The Company anticipates increased interest income as a result of the recent completion of its secondary common stock offering. (See
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations: Exercise of Warrants into Subsequent Events)

     The Company did not record a provision for income taxes in the three and nine month periods ended September 30, 1997 as the Company had losses before income taxes in each of these periods. In the comparable 1996 periods, the Company recorded a provision for income taxes of $12,000 and $25,000, respectively. The Company expects to continue to experience net losses through at least the first two quarters of 1999, and the Company does not expect to record a provision for income taxes in any period in which it experiences a net loss.


FLUCTUATION IN OPERATING RESULTS

     The Company's operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, due to a number of factors, many of which are outside the Company's control. These factors include (i) the Company's ability to attract new customers at a steady rate, manage its inventory mix and the mix of products offered at auction, meet certain pricing targets, liquidate its inventory in a timely manner, maintain gross margins and maintain customer satisfaction, (ii) the availability and pricing of merchandise from vendors, (iii) product obsolescence and pricing erosion, (iv) significant reliance on various merchandise categories, (v) dependence on relationships with other Online companies, (vi) consumer confidence in encrypted transactions in the Internet environment, (vii) the timing, cost and availability of advertising on other entities' Web sites, (viii) the amount and timing of costs relating to expansion of the Company's operations, (ix) the announcement or introduction of new types of merchandise, service offerings or customer services by the Company or its competitors, (x) technical difficulties with respect to consumer use of the auction format on the Company's Web site, (xi) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems, (xii) delays in shipments as a result of strikes or other problems with the Company's delivery service providers or the loss of the Company's credit card processor, (xiii) the level of merchandise returns experienced by the Company and (xiv) general economic conditions and economic conditions specific to the Internet and electronic commerce. As a strategic response to changes in the competitive environment, the Company may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on the Company's quarterly results of operations and financial condition. The Company also expects that, in the future, it like other retailers may experience seasonality in its business. Due to all of the foregoing factors, in some future quarter the Company's operating results may not meet or exceed the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected. In addition, the Company expects to experience substantial quarterly net losses through at least the first two quarters of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through the sale of Common Stock in the Company's April 1997 initial public offering for approximately $14.8 million; the private sale of convertible preferred stock for approximately $2.3 million and the exercise of warrants into convertible preferred stock of $1.9 million. Net cash used in operating activities for the nine months ended September 30, 1997 was approximately $7.5 million. The net cash used in operating activities in the first nine months of 1997 was primarily attributable to increases in merchandise inventory of $5.7 million resulting from the Company's decision to expand its Principal Sales model and in accounts receivable of $1.8 million as the Company changed the timing of settlement of cash receipts from a major financial institution for credit card purchases.

     Net cash used in investing activities for the nine months ended September 30, 1997 represented purchases of property and equipment of $1.0 million. Net cash of $17.0 million provided by financing activities in the nine months ended September 30, 1997 resulted almost entirely from proceeds received from the Company's initial public offering, which occurred in the second quarter of 1997, and the proceeds from the exercise of stock options and warrants. In October 1997, the Company raised an additional $45.1 million, net of offering expenses, in a public offering of its Common Stock.

     As of September 30, 1997, the Company had approximately $11.1 million of cash and cash equivalents. The Company also has available a $4.0 million line of credit from Silicon Valley Bank that expires on April 17, 1998. Borrowings under the line bear interest at an annual rate of 0.75% over the bank's prime rate. Pursuant to the line of credit, Silicon Valley Bank has been granted a continuing security interest in substantially all assets of the Company, now owned or hereafter acquired, including intellectual property. Pursuant to the line of credit, the Company is required to maintain certain financial ratios (including a ratio of "quick assets" (cash, cash equivalents, accounts receivable and investments, with maturities not to exceed 90 days) to current liabilities (less deferred revenue) of at least 2.5 to one, and a ratio of total liabilities to tangible net worth of not more than 0.5 to one) and is prohibited from incurring a monthly pretax loss of more than $400,000 or cumulative monthly pretax losses on a rolling three-month basis of more than $750,000. The Company anticipates that it will be in violation of the pretax loss condition in the fourth quarter of

1997 and would need to seek a waiver if it wishes to borrow under the line of credit. The Company has also agreed to certain negative covenants, including a prohibition on incurring additional indebtedness, other than secured equipment financing debt, indebtedness to trade creditors incurred in the ordinary course of business and debt that is subordinated to the debt owing under the line of credit, and a prohibition, with limited exceptions, on creating additional security interests in the assets of the Company. In connection with the line, the Company issued the bank a five-year warrant to purchase 8,571 shares of its Common Stock with an exercise price of $7.00.

     As of September 30, 1997, the Company's principal commitments consisted of obligations of approximately $2.8 million under its operating leases, including $2.6 million under a series of leases for its new corporate headquarters. Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $420,000 of property and equipment during the last quarter of 1997, primarily for computer equipment, furniture and fixtures, and expenditures associated with the Company's relocation to new facilities, as well as, approximately $500,000 in the first quarter of 1998 for a new financial system. In addition, the Company has recently entered into a series of relationships requiring minimum payments of $1.3 million through the third quarter of 1998 and, under certain conditions, incremental fees based on the volume of traffic to its Web site. As the Company continues to enter into more transactions structured as Principal Sales, the Company will need to commit more cash to support a larger merchandise inventory. Also, as a result of the Company's intention to offer credit to certain customers in the next six months, the Company may require additional cash to support the anticipated growth in accounts receivable. The Company plans to increase its operating expenses significantly, in order to support the growth of the business. These expenses include an increase in staff, expansion of marketing efforts to enhance brand image and an increase in software development efforts to support its growing infrastructure. As a result, the Company may experience substantial quarterly net losses through at least the first two quarters of 1999. Additionally, the Company anticipates other significant changes to its assets, which include larger merchandise inventories and an increase in accounts receivable. Thus, the Company may well have to finance its increased inventory, accounts receivable, capital expenditures and some portion of its growth in operating expenses from current cash and cash equivalents. The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or obtain another credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

SUBSEQUENT EVENTS

          In October 1997, the Company completed a secondary stock offering of 2,300,000 shares of common stock to the public at a price of $28.25 per share. 1,709,300 of these shares were sold by the Company and the remaining 590,700 shares were sold by certain selling shareholders. The Company received approximately $45.1 million of cash, net of the underwriting discount and offering expenses. The Company's underwriters retain an option to purchase an additional 345,000 shares of common stock, to cover over-allotments from the Company and certain selling shareholders, at a price of $28.25 per share. This over-allotment option will expire on November 22, 1997.

     In November 1997, the Company amended a lease agreement to provide additional office space for its corporate headquarters. This amendment increases the Company's operating lease commitments by $2.9 million, payable over five years. The Company intends this amended lease agreement to replace an existing lease agreement with an operating lease commitment of $780,000 and is currently negotiating the cancellation of this lease.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), and No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. SFAS No.129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the standards in the year ending December 31, 1997. The effect of adopting SFAS No.128 and SFAS No.129 will not have a material impact on the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income. SFAS 131 establishes standards for disclosing information about operating segments for public business enterprises and supersedes FASB Statement No. 14. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth above and those discussed in the Company's Prospectus dated October 23, 1997 on file with the Securities and Exchange Commission.


ITEM  3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

PART II  -   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Use of Proceeds from Sales of Registered Securities.

          On May 21, 1997, the Company completed an initial public offering of its Common Stock, $0.001 par value (the "Offering"). The managing underwriters in the Offering were Montgomery Securities and Alex. Brown & Sons Incorporated (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration Number 333-18459). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on April 17, 1997.

     On April 17, 1997, the Company commenced the Offering. The Offering terminated on May 21, 1997 after the Company had sold 2,875,000 of the 3,220,000 shares of Common Stock initially registered under the Registration Statement. All of the shares sold were sold by the Company (including 375,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option). The assumed offering price was $10.00 per share for an aggregate price of the offering amount registered of $32,200,000, and the shares were sold at a price to the public of $6.00 per share for an aggregate offering price of $17,250,000.

     From the effective date of the Registration Statement to May 21, 1997, the Company paid an aggregate of $1,207,500 in underwriting discounts and commissions. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All of the amounts shown are estimated except for the registration fees of the SEC, the National Association of Securities Dealers, Inc. (the "NASD") and the Nasdaq National Market. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

     SEC registration fee                              $    9,758
     NASD filing fee                                        3,720
     Nasdaq National Market filing fee                     50,000
     Accounting fees and expenses                         325,000
     Legal fees and expenses                              450,000
     Road show expenses                                    25,000
     Printing and engraving expenses                      125,000
     Blue sky fees and expenses                             2,000
     Transfer agent and registrar fees and expenses         4,000
     Miscellaneous                                          5,522
                                                       ----------
          Total                                        $1,000,000
                                                       ==========

     After deducting the underwriting discounts and commissions and the Offering expenses described above, net proceeds to the Company from the Offering were approximately $15,042,500. The entire amount has been allocated for general corporate purposes, including working capital requirements of the Company resulting from its growth. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

     In July 1997, the Company announced the introduction of two new auction Web sites - the Consumer Electronics Auction SuperSite and the Computer Products Auction SuperSite. These new properties were the first step in the Company's strategy of expanding its merchandise offerings and simplifying the customers' shopping experience.

     In August 1997, the Company announced its plan to begin accepting paid advertising on its Web site in the third quarter of 1997.

     In September 1997, the Company announced four new strategic alliances. Agreements were signed with Netscape, NetBuyer, CBS Sportsline and Excite.

     In September 1997, the Company announced a new commerce agreement with America Online. ONSALE will appear in the Electronics department and in the Computer Hardware department on AOL's newly designed Shopping channel.

     In October 1997, the Company announced the introduction of the ONSALE Exchange, a new self-service "Classified" Auction SuperSite, which allows small businesses and individuals to sell merchandise over the Web using ONSALE's leading auction management system.

     In October 1997, the Company announced the release of Bidwatch, a real-time, Java-based desktop client that allows user to create and track a customized list of open ONSALE auctions, much like a quote list.

     In October 1997, the Company and CBS SportsLine unveiled a new Web site - the Sports and Fitness Auction SuperSite. This new auction site is part of a broad joint commerce agreement between CBS SportsLine and ONSALE.

ITEM 6.   EXHIBITS AND REPORTS ON 8-K

(a)    The following exhibits are being filed as part of this Report:

11.01  Calculation of Earnings Per Share

27.01  Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 14, 1997              By: /s/ John F. Sauerland
     --------------------                ---------------------------
                                         John F. Sauerland
                                         Chief Financial Officer
                                         and Duly Authorized Officer