Form 10-K
period 1997-12-31
ONSALE INC
filed 1998-03-31
CIK 1026506

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ________________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________.

                        COMMISSION FILE NUMBER: 0-29184

                                 ONSALE, INC.
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                    77-0408319
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)


                          1350 WILLOW ROAD, SUITE 202
                         MENLO PARK, CALIFORNIA 94025
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (650) 470-2400

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, PAR VALUE $0.001 PER SHARE

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes      X      No
                                                          ---            ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

          The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, as of the close of business on February 26, 1998, was approximately $193,424,656.

          As of February 26, 1998, Registrant had outstanding 18,703,804 shares of Common Stock, $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's 1997 annual report to stockholders to be furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) are incorporated by reference in Part II of this Annual Report on Form 10-K (this "Report"). Portions of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 1998 annual meeting of stockholders are incorporated by reference in Part III of this Report. With the exception of those portions that are specifically incorporated by reference in this Report, such annual report to stockholders and proxy statement shall not be deemed to be filed as part of this Report or incorporated herein by reference.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                                    PART I
Item 1.        Business.....................................     3
Item 2.        Properties...................................    22
Item 3.        Legal Proceedings............................    22
Item 4.        Submission of Matters to a Vote of Security
               Holders......................................    22

                                    PART II

Item 5.        Market for Registrant's Common Equity
               and Related Stockholder Matters..............    23
Item 6.        Selected Financial Data......................    23
Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations................................    24
Item 7A.       Quantitative and Qualitative Disclosures
               About Market Risk............................    24
Item 8.        Financial Statements and Supplementary Data..    24
Item 9.        Changes in and Disagreements With
               Accountants on Accounting and Financial
               Disclosure...................................    24

                                   PART III

Item 10.       Directors and Executive Officers of the
               Registrant...................................    25
Item 11.       Executive Compensation.......................    25
Item 12.       Security Ownership of Certain Beneficial
               Owners and Management........................    25
Item 13.       Certain Relationships and Related
               Transactions.................................    25

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K..........................    26
Signatures..................................................    29

                              ___________________

          ONSALE was incorporated in California in July 1994 and reincorporated in Delaware in March 1997. As used in this Report, unless the context otherwise requires, the terms "Company" and "ONSALE" refer to ONSALE, a California corporation, and its successor Delaware corporation, ONSALE, Inc. The Company's Web site is located at http://www.onsale.com. Information contained in the Company's Web site shall not be deemed to be a part of this Report. The Company's principal executive offices are located at 1350 Willow Road, Suite 202, Menlo Park, California 94025. The Company's telephone number is (650) 470-2400.

                              ___________________

          ONSALE(R), the ONSALE tag logo and Yankee Auction(R) are registered trademarks, and Auction Supersite/TM/, Dutch Auction/TM/, Put your money where your mouse is/TM/, Steals and Deals/TM/ and The ONSALE Exchange/TM/ are trademarks of the Company. This Report also includes trade names and trademarks of other companies.

                                    PART I
ITEM 1.  BUSINESS.

OVERVIEW

          ONSALE is an electronic retailer pioneering a new sales format--the interactive online auction--designed to serve as an efficient and entertaining marketing channel for products that typically are unavailable through conventional distribution. The Company currently specializes in selling excess merchandise, such as refurbished and close-out products, over the Web to businesses, resellers and consumers. The Company sells a wide variety of such merchandise, including computers, peripherals, consumer electronics, housewares, sports and fitness equipment, and vacation packages. ONSALE's online auctions provide an exciting sales format that leverages the unique characteristics of the Web, such as interactivity and a sense of community.

INDUSTRY BACKGROUND

     Electronic Commerce on the Internet

          The Internet has evolved into a unique marketing channel, just as retail stores, mail order catalogs and television shopping have previously evolved as unique channels. By directly operating their own Web sites, Internet retailers can interact with customers in real-time by frequently adjusting their product mix, pricing and visual presentation. In addition, the global reach of the Internet allows retailers to build large, geographically dispersed customer bases more quickly than traditional retailers and catalog marketers. Unlike traditional marketing channels, Internet retailers do not have the burdensome costs of a significant retail store infrastructure, the continuous printing and mailing costs of a catalog marketer or the store personnel or call center costs borne by traditional retailers and catalog marketers.

          As the number of Internet retailers has expanded, however, the importance of strong brand recognition has become critical to the success of these companies. Brand development is especially important for online retailers to establish trust and loyalty with consumers in the absence of face-to-face interaction. As a result, online retailers have begun to establish long-term strategic partnerships and alliances with content, commerce and service providers to build brand recognition, stimulate traffic, enhance their offerings, take advantage of cross-marketing opportunities and build barriers to entry.

     Market for Excess Merchandise

          Each year, manufacturers dispose of significant volumes of excess merchandise, including refurbished and close-out merchandise. Refurbished products are those that typically require a nominal amount of service, such as minor repairs, cleaning and repackaging, prior to being sold as refurbished goods. Close-out merchandise includes new products that have or will shortly become obsolete, typically due to a change in selling seasons or the introduction of new models.

          While the market for refurbished and close-out products is difficult to measure, the Company believes that several billion dollars of such merchandise is sold each year. The PC and consumer electronics markets in particular are characterized by significant quantities of such merchandise due to short product life cycles and the prevalence of returned items through the consumer retailing channel. In addition, many other markets are characterized by significant supplies of excess merchandise. For example, the travel industry is beset by a continual supply of excess inventory that faces time-imposed obsolescence.

          The disposal of excess goods represents a substantial burden on many vendors. Excess goods are sold through a fragmented industry consisting of auction houses, catalogs, company stores or "outlets," resellers and specialized retailers, as well as large superstores and mass merchants that are not committed to the resale of these goods and generally sell them as a supplementary product line or "loss leader." Since vendors lack control over pricing and product placement in this fragmented channel, the prices they realize on products are often affected. These channel conflicts also undermine channel loyalty and the vendor's brand image. Vendors have an interest in accessing a distribution channel that enables them to dispose of significant quantities of merchandise quickly and at the best prices possible, without affecting their traditional sales channels.


ONSALE TODAY

          ONSALE is an electronic retailer pioneering a new sales format--the interactive online auction--designed to serve as an efficient and entertaining marketing channel for products that typically are unavailable through conventional distribution. The Company currently specializes in selling excess merchandise, such as refurbished and close-out products, over the Web to businesses, resellers and consumers. The Company sells a wide variety of such merchandise, including computers, peripherals, consumer electronics, housewares, power tools, sports and fitness equipment, and vacation packages. ONSALE's online auctions provide an exciting sales format that leverages the unique characteristics of the Web, such as interactivity and a sense of community. The Company's auction format enables customers to bid against one another in a freely competitive market liberated from the constraints of less flexible pricing that typically characterize traditional retailing. The Company believes that the customer enthusiasm generated by this format, the emergence of the Internet as an effective new sales medium and the Company's highly automated infrastructure combine to create a significant retailing opportunity.

          ONSALE has sold approximately $148 million of merchandise to more than 251,000 customer accounts from its first auction in May 1995 through December 31, 1997. To date, the Company has auctioned over 1.4 million merchandise units, of which over 329,000 were auctioned in the fourth quarter of 1997.
Over 507,000 visitors to the Company's Web site have registered as bidders with the Company, with over 97,000 registering in the fourth quarter of 1997 alone.

          ONSALE's Auction Supersites provide customers a compelling format to purchase a wide variety of merchandise through interactive online auctions. In addition to prominently featured specials, the Company's Auction Supersites organize items into targeted merchandise stores ("Supersites"), which are further categorized by product type. ONSALE presently operates a Computer Products Supersite, Consumer Electronics Supersite and a Sports & Fitness Supersite on which it continually posts merchandise descriptions and images. In addition, ONSALE operates a self-service "person-to-person" Supersite--The ONSALE Exchange. ONSALE operates auctions every day and generally offers over 900 different merchandise items at any given time. The Company sells quantities from one to several hundred of each item, generally ranging in price from $25 to $3,000 on which customers can bid 24 hours a day, 7 days a week. Each week, tens of thousands of customers visit the Company's site to review the latest merchandise and bid on items of interest. When customers are outbid, they receive an email message alerting them and permitting them to increase their bid via the Company's Web site. At the designated closing time, the winning bidders are selected and an email message is sent to them confirming their purchases. The entire auction process, from the posting of the items through the auction closing, has been automated by the Company through the use of internally developed proprietary software. In addition, the Company has developed proprietary software that automates product fulfillment functions, including billing, shipping and tracking.

          The Company believes that online auctions represent an exciting sales format that leverages the unique characteristics of the Internet, such as interactivity and the sense of community built by customers competitively bidding in an auction environment. Furthermore, the Company believes the knowledge, interests and spending habits of the typical Internet user make a wide variety of merchandise ideal for this sales format and that excess merchandise is particularly well suited for the online auction format because there is no widely accepted fair market value for those items. The difference of opinion among potential purchasers regarding the value of such goods encourages the spirited bidding of the interactive auction process. In contrast to the market for new merchandise where vendors traditionally set a fixed price, both the vendors and customers for excess merchandise accept variability in pricing. The Company's Internet auctions are designed to offer customers the following benefits:

       . Compelling Merchandise and Pricing. The Company's rotating merchandise mix gives customers the opportunity to bid on desirable items and includes a number of different product categories, mostly from well known, name brand manufacturers. Every auction cycle includes new items, which keeps the Web site fresh and appealing. This changing product/price mix and the auction format give the Company's visitors the opportunity to obtain exceptional deals every time they visit the site. This compelling sales format has led to repeat customers who bid on average 7.2 times, and purchased on average 2.6 times, during the quarter ended December 31, 1997.

       . Entertainment and Excitement. The Company's auctions are designed to be fun and exciting, adding the "lure of the bargain" and the "thrill of the hunt" to the retailing experience. The Company's customers do not simply purchase merchandise--they "win" it. Competition and gamesmanship are inherent in the Company's auction format, which the Company believes enables it to attract and maintain a large and loyal customer base. Further, the Company frequently changes the presentation of its Web site to enhance customer interest.

        . Community. As part of their bids, bidders are allowed to place brief comments that are displayed on the list of currently winning bids on each merchandise item page. Bidders use these comments to communicate with other bidders in attempts to "psyche out" or cooperate with other bidders. These comments, which generally are humorous, good-natured and in the spirit of competition, build a sense of community. This interactive shopping medium creates a sense of being "where the action is."

        . Convenience. The Company brings retail shopping directly into customers' homes and offices. Customers do not need to travel to fixed locations during limited hours to purchase items. ONSALE's Web site enables customers to place bids at any time during the day or night, in an unintimidating atmosphere and without the pressure of salespeople or auctioneers.

          The Company believes that it also provides substantial benefits to vendors. By pioneering a novel sales format in a new medium available to a very broad audience, the Company believes that it offers vendors a way to sell excess merchandise quickly at attractive prices with minimal interference with other marketing channels. The Company's business format is designed to offer vendors the following benefits:

        . Efficient Distribution Solution. ONSALE's frequent auctions provide manufacturers a distribution channel designed to accommodate unpredictable, odd lot quantities and to reach a geographically broad group of consumers. The Company believes it represents an efficient alternative to existing channels and a practical solution to a large and growing problem for vendors--the disposal of excess merchandise.

        . Resolution of Channel Conflict. Sales of excess merchandise through ONSALE are designed to avoid the channel conflicts inherent in other distribution channels, where similar or identical merchandise sells at different prices. By selling to a geographically broad customer base, the Company reduces the cannibalizing effect that the sales of excess merchandise can have on the distribution of new products in a limited local area.

        . Superior Inventory Liquidation. Manufacturers and vendors in the process of liquidating excess merchandise are compelled to liquidate inventory in a quick and expedient manner due to rapid price declines while attempting to get the best prices possible for their merchandise. The frequency of the Company's auctions and its ability to add new items continuously allow the Company to post items for auction immediately upon receipt of the merchandise and increases the vendors' ability to dispose of inventory quickly. By selling inventory quickly, vendors are able to avoid some of the inventory price erosion and obsolescence that are typical in other channels and to obtain attractive prices for their products. In addition, the Company's automated systems simplify the liquidation process, creating a convenient sales channel for vendors.

BUSINESS STRATEGY

          The Company's objective is to become one of the dominant retailers on the Internet. The Company intends to leverage its position as a leading Internet retailer of excess merchandise by pursuing the following key strategies:

     Increase Market Awareness and Brand Recognition

          The Company believes that ONSALE is a leading brand name in online commerce. The Company operates in a market in which its brand franchise is critical to attracting high quality vendors and a high level of customer traffic. Accordingly, the Company's strategy is to promote, advertise and increase its visibility through a variety of marketing and promotional techniques, including forming relationships with and advertising on leading Web sites and conducting an ongoing public relations campaign. The Company intends to continue to build relationships with leading online content providers and commerce companies to drive traffic to its Web site, secure merchandise supply and build barriers to entry.


     Expand Lines of Merchandise

          The Company believes a broad array of merchandise can be sold effectively through its online auction format. The Company recently expanded its lines of merchandise to include sports and fitness equipment, vacation packages and specialty foods. The Company actively test markets new types of merchandise and has successfully auctioned items as diverse as new automobiles and trucks, high-end computer servers and autographed sports memorabilia.

     Provide Compelling Retailing Experience for Customers

          The Company believes auction buyers are attracted by the potential bargain prices and the inherent excitement of competitively winning desired merchandise. Accordingly, the Company intends to continue offering customers a wide array of opportunities to buy desired merchandise at bargain prices and to rotate the selection of merchandise.

     Expand and Strengthen Long-Term Vendor Relationships

          The Company's ability to attract, secure and obtain large quantities of branded merchandise for its Internet auctions is key to its success. The Company continues to build its merchandise buying staff to facilitate securing long-term relationships with a variety of merchandise vendors. The Company seeks to be its vendors' preferred choice for liquidating excess merchandise. The Company intends to strengthen its vendor relationships by offering better purchasing terms and more convenient service through more automated order processing and superior logistical arrangements. In addition, the Company believes its rapid auction process makes it a convenient sales channel for vendors to liquidate large volumes of merchandise.

     Develop Incremental Revenue Opportunities

          The Company believes that a significant opportunity exists to develop incremental revenue opportunities, including expanding its product mix with other products that are well suited for the Internet's electronic format. The Company also believes that the high level of traffic on its Web site provides an attractive alternative for advertising on its Web site. In the third quarter of 1997, the Company began selling banner advertising and promotional placements on its Web site. To date, advertising revenue has not been significant. In addition, the Company intends to expand its sales to customers outside its current markets of the United States, Canada and Mexico.

     Build on Leading Technology

          The Company believes that one of its competitive advantages is its internally developed proprietary software that is specifically designed for Internet auctions. This software conducts automated auctions with thousands of customers, processes those customers' orders and payments, coordinates and performs order fulfillment and provides certain customer support functions. The Company intends to enhance its software to provide an even more compelling shopping experience, as well as to streamline its order processing, warehousing and distribution, and customer support functions.

THE ONSALE PROCESS

          The entire ONSALE auction process is fully automated. The Company posts descriptions and images of the merchandise being offered for auction on its Web site. The Company generally offers customers the opportunity to bid for merchandise through the "Yankee auction" format. In this format, a number of identical items of merchandise are offered for sale at the same time. When the auction closes, the highest bidders win the available inventory at their actual bid prices. Thus, each winning bidder may pay a price that is different from the prices paid by other winning bidders. When bidders' prices are equal, priority is given to bids for larger quantities and bids with earlier initial bid times. This allows customers to employ a variety of strategies that make bidding interesting. "Open reserve" auctions are a variation on Yankee auctions, where instead of a "minimum bid," the seller posts a "reserve bid price." The buyers can place bids for any dollar amount above or below the posted reserve bid price. However, the seller is not obligated to accept bids and complete transactions below the posted reserve bid price. The seller may choose to lower the reserve bid price to meet a buyer's bid before the auction closes.

          To bid, a customer completes and submits a simple electronic registration form found on the Company's Web site. Once registered, the customer can bid and buy at will. As bids are received, ONSALE's Web pages are instantly updated to display the current high bidders' initials, city and state, and an optional comment to personalize the bidding. Customers are notified by email when they are outbid and can then respond via the Company's Web site to increase the bid. In addition, customers can monitor their bid status on ONSALE's Web site or via "Bidwatch," a free downloadable software module that displays current auction status in real time. Once an auction has closed, the Company's auction software informs the winning bidders by email and creates an order. For Principal Sales transactions, the customer's credit card is then charged and the merchandise is shipped either by the Company or its vendor. For Agent Sales and The ONSALE Exchange transactions, the vendor/seller is responsible for collection of bid proceeds and shipment of merchandise. See "Vendor Relationships."

MERCHANDISE

          The Company offers more than 900 different merchandise items in each daily auction. This merchandise consists primarily of computers, peripherals, consumer electronics, housewares, sports and fitness equipment, and vacation packages. The Company believes that rotating its merchandise keeps its Web site fresh and appealing and encourages customers to revisit the site frequently. The Company believes a well-coordinated merchandise assortment is key to its success, and employs a staff of seasoned buyers from the computer and consumer electronics industries to achieve this goal.

          The Company primarily offers merchandise in the following categories:

     Personal Computers. The Company offers PCs, including IBM- and Macintosh-compatible desktops and notebooks.

     Printers, Monitors and Scanners. The Company offers laser, laser jet and color jet printers, color and black and white monitors, related accessories and toner cartridges, and flatbed scanners.

     Computer Peripherals. The Company sells memory chips, disc drives, CPU chips, controllers, CD-ROMs, multimedia accessories, modems, motherboards, video cards, mice and keyboards.

     Network Equipment. The Company sells a variety of network equipment, including servers, repeaters, hubs and routers, and Ethernet and token ring cards and accessories.

     Consumer Electronics. The Company sells home theater items (such as VCRs, receivers, speakers and CD players), photography equipment (such as camcorders and cameras), portable televisions, portable audio and car stereo equipment (such as AM/FM cassette and CD players, speakers and tuners), and home office items (such as facsimile machines, answering machines and telephones). The Company is continuing to expand its offerings of consumer electronics.

     Housewares. The Company sells microwave ovens, coffee makers, food steamers, shower massage units and breadmakers.

     Sports & Fitness Equipment. The Company sells golf clubs, tennis racquets, in-line skates and a variety of other equipment and memorabilia.

     Vacation Packages. The Company sells stays of varying lengths at vacation properties.

          Most merchandise sold by the Company carries a warranty provided by the vendor, which greatly reduces the Company's customer service expenses. The Company is entirely dependent upon vendors to supply it with merchandise for sale through the Company's Internet auctions and the availability of merchandise is unpredictable. In 1996 and 1997, approximately 30% of the Company's gross merchandise sales were derived from merchandise acquired from the five most significant vendors in that year, although no vendor accounted for more than 10% of gross merchandise sales. The Company has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise for its auctions. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company or otherwise provide merchandise for sale in the Company's auctions or that the Company will be able to establish new vendor relationships that ensure merchandise will be available for auction on the Company's Web site. The Company also relies on many of its vendors to process and ship merchandise to customers. The Company has limited control over the shipping procedures of its vendors, and shipments by these vendors have often been subject to delays. Although most merchandise sold by the Company carries a warranty supplied either by the manufacturer or the vendor and the Company is not obligated to accept merchandise returns, the Company in fact has accepted returns from customers for which the Company did not receive reimbursement from its vendors or manufacturers. If the Company is unable to develop and maintain satisfactory relationships with vendors on acceptable commercial terms, if the Company is unable to obtain sufficient quantities of merchandise, if the quality of service provided by such vendors falls below a satisfactory standard or if the Company's level of returns exceeds its expectations, the Company's business, results of operations and financial condition will be materially adversely affected.

VENDOR RELATIONSHIPS

          The Company obtains merchandise directly from computer, electronics and sporting goods manufacturers and indirectly through other vendors. Since merchandise availability is unpredictable, strong vendor relationships are critical to the Company's success. See "Risk Factors--Reliance on Merchandise Vendors." As a result, the Company's buying staff maintains ongoing contact, frequently on a daily basis, with its vendors to learn when new merchandise becomes available. The Company obtains merchandise from vendors through one of two primary arrangements, either the Principal Sales model or the Agent Sales model.

        . Principal Sales Model. The Company acts as a direct purchaser of merchandise or as a consignment seller for vendors. By purchasing merchandise, the Company assumes the full inventory and price risk involved in selling such merchandise. The Company believes its ability to liquidate its inventory quickly through its Internet auctions somewhat mitigates the cost of carrying inventory and the price erosion risk. The Company intends to increase its purchasing of merchandise from vendors, particularly from manufacturers, because the Company believes it will have better control over its merchandise supply and achieve higher gross margins over time. The Company's ability to achieve higher gross margins, however, depends on the ability of its buying staff to purchase inventory at attractive prices relative to the resale value of the inventory at auction, and there can be no assurance that the Company's buying staff will continue to purchase items at attractive prices relative to their resale value at auction. Sales of purchased inventory accounted for approximately 50% of the Company's gross merchandise sales in the fourth quarter of 1997.

          For sales on consignment, the Company takes title to the merchandise upon completion of an auction, charges a customer's credit card and either ships the merchandise directly or arranges for a third party to complete delivery to the customers. Subsequently, the Company pays the vendor any amounts due for the purchase of the related inventory. By selling merchandise on consignment, the Company avoids the risk that it will not be able to liquidate its inventory in a timely manner. However, the Company is at risk of loss for the collection of all of the auction proceeds, delivery of the merchandise and returns from customers. Consignment sales represented approximately 28% of the Company's gross merchandise sales in the fourth quarter of 1997. See "Risk Factors--Risks of a Principal Sales Model."

        . Agent Sales and The ONSALE Exchange. The Company also sells merchandise by acting as a sales agent for vendors. Under this arrangement, at the conclusion of an auction the Company forwards the order information to the vendor, which then charges the customer's credit card and ships the merchandise. The Company receives a commission based upon a percentage of the price. In an agency relationship, the Company does not take title to the merchandise, and the vendor bears the risk of credit card charge backs. The Company, however, must rely on the vendor to charge customers and ship merchandise on a timely basis. Agent Sales and The ONSALE Exchange accounted for approximately 22% of the Company's gross merchandise sales in the fourth quarter of 1997. See "Risk Factors-- Reliance on Merchandise Vendors."

          The ONSALE Exchange allows individuals and small businesses to sell merchandise over the Web using the Company's auction management system. Beginning in November 1997, ONSALE permitted such sellers to list items for auction in specific merchandise categories such as: books, music and movies; memorabilia; toys; coins, stamps and currency; computers; software; home electronics; travel and tickets; household items; watches and jewelry; collectibles; and trading cards. The seller enters a description of each item and, if he or she chooses, posts a photo image. The seller also establishes the minimum bid level for each item. Bidders not already registered with the Company need to register and then can place bids on items on The ONSALE Exchange using their ONSALE customer number. If and when bidders are outbid, they receive an email notification and can increase their bids through the Company's Web site. At the end of the auction, the highest bidder(s) and the seller are both notified that the auction has closed. The seller may then obtain from The ONSALE Exchange the names of the auction winner(s) and runners up. The buyer and seller can consummate their transaction directly with each other using cash, check or credit card or through the services of an independent online escrow service using one of a variety of major credit cards. The Company charges the seller a commission of up to 4% shortly after the Company provides to the seller the names of the auction winner(s) and runners up. The Company has already expended substantial funds in preparing for and initiating this new Auction Supersite and expects significant continuing expenditures. As a consequence, it will take substantial incremental volumes of auction business in order for the Company to recoup its expenditures to date and operate The ONSALE Exchange profitably. See "Risk Factors--Risks of Launching The ONSALE Exchange."

SALES AND MARKETING

          The Company sells to consumers, businesses and resellers. See "Risk Factors--Developing Market; Uncertain Acceptance of the Internet as a Medium for Commerce" and "Risk Factors--Uncertain Acceptance of the ONSALE Brand; Evolving and Unpredictable Business Model." To achieve its objective of becoming one of the dominant retailers on the Internet, the Company has developed a marketing strategy based on strengthening its brand name and increasing customer traffic to its Web site. In addition to forming relationships of the types described above, the Company employs a mix of media and promotional activities to achieve these goals.

          Internet Advertising. The Company places advertisements on various high-profile and high-traffic conduit Web sites. These advertisements usually take the form of banners that encourage readers to click through directly to the Company's Web site.

          Public Relations Campaign. The Company's marketing team engages an ongoing public relations campaign. This campaign has resulted in the Company's being featured in numerous television shows and newspaper and magazine articles.

          Links from Other Web Sites. Approximately 1,000 Web sites have links to ONSALE's Web site. The Company believes such links are a significant factor in increasing brand awareness and generating customer traffic to the Company's Web site.

          Customer Electronic Mail Broadcasts. The Company actively markets to its own base of customers through email broadcasts. All bidders in the Company's auctions are automatically added to the Company's electronic mailing list.

MERCHANDISE DISTRIBUTION

          The Company has a relationship with Gage Marketing Group to provide most of its fulfillment and logistics requirements. The Company also rents warehouse space in northern California to handle a portion of its inventory and distribution needs, and relies on many of its vendors to process and ship merchandise to customers. The Company has limited control over the shipping procedures of its vendors, and shipments by certain of these vendors have been subject to delays. See "Risk Factors--Reliance on Merchandise Vendors" and "Risk Factors--Reliance on Other Third Parties."

CUSTOMER SUPPORT AND SERVICE

          The Company believes that its ability to establish and maintain long-term relationships with its customers and encourage repeat visits and purchases is dependent, in part, on the strength of its customer support and service operations staff. The Company employs a staff of full-time customer support and service personnel who are responsible for handling customer inquiries, answering customer questions about the bidding process, tracking shipments, investigating problems with merchandise and acting as liaisons between customers and the Company's vendors. In addition, the Company has automated certain of its customer support and service functions. The Company is actively working to enhance its customer support and service operations through a variety of measures including improved customer reporting systems. The Company has introduced a software system that allows customers to track the shipment of their purchases through the Company's Web site. See "Risk Factors--Reliance on Merchandise Vendors" and "Risk Factors--Management of Growth."

TECHNOLOGY AND OPERATIONS

          The Company uses a combination of its own proprietary technology and commercially available licensed technology to conduct its Internet auctions.

          Proprietary Technology

          The Company has devoted significant resources to developing its proprietary software technology. The Company believes that its success depends, in part, on the Company's internally developed proprietary auction management software, which implements a variety of customized auction, markdown and sales formats. See "Risk Factors--Risks Associated with Technological Change; Dependence on the Internet." The Company's proprietary software components are organized into the following groups:

          Auction Management Applications. The Company uses a set of continuously running application programs that manage the auctions and sales, update merchandise Web pages to show the currently winning bidders, and send a variety of email messages to customers informing them that they have been outbid or have won merchandise.

          Transaction Processing Applications. The Company uses a set of applications for receiving and validating bids, entering registrations to place the customer on the Company's mailing list, listing currently active and recent winning and losing bids, and reviewing and submitting customer service requests.

          Order Processing Applications. The Company uses a set of applications for processing successful bids as they are converted into customer orders. These applications charge customer credit cards, print order information, transmit order information electronically to the Company's contract warehouses and vendors, and deposit transaction information into the Company's accounting system.

          Marketing Applications. The Company has developed a set of email applications for sending broadcast emails to customers on a frequent basis. This software extracts email addresses from the Company's mailing list, sends emails to the designated recipients and automatically services requests from customers requesting to be removed from the mailing list.

          Commercially Available Licensed Technology

          The Company's strategy has been to license commercially available technology whenever possible rather than seek a custom-made or internally-developed solution. The Company believes that this strategy enables it to lower its operating costs and to respond to changing demands due to growth and technological shifts. This strategy also allows the Company to focus its development efforts on creating and enhancing the specialized, proprietary software that is unique to the Company's business.

          Engineering

          The Company historically has developed and expects to continue to develop its proprietary auction management and marketing software. The Company's engineering strategy includes the enhancement of features and functionality of its existing software components, the development of new software components, and the integration of off-the-shelf components into its environment. The Company currently is investing significant resources in software development and expects to continue to do so in the future. The Company believes its future success depends on its ability to continue developing and enhancing its proprietary software.

          Operations

          The Company's Web site operations staff consists of systems administrators who manage, monitor and operate the Company's Web site. The continued uninterrupted operation of the Company's Web site is essential to its business, and it is the job of the site operations staff to ensure, to the greatest extent possible, the reliability of the Company's Web site. The Company uses Internet service providers to provide connectivity to the Internet, Internet traffic and data routing services and email services. The Company believes that these telecommunication and Internet service facilities are essential to the Company's operation and anticipates upgrading these facilities to faster, though more costly, telecommunication services in the future. See "Risk Factors--Management of Growth" and "Risk Factors--Risk of System Failure; Single Site."

COMPETITION

          The electronic commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. The Company currently or potentially competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include (i) various Internet auction houses such as Z AUCTION, First Auction (the auction site for Internet Shopping Network, a wholly owned subsidiary of Home Shopping Network Inc.), Surplus Direct (a wholly owned subsidiary of Egghead, Inc.) and eBay (in connection with the Company's newly introduced The ONSALE Exchange), (ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, New England Circuit Exchange, America Online, Inc. and Cendant Corporation, (iii) a variety of other companies that offer merchandise similar to that of the Company but through physical auctions and with which the Company competes for sources of supply, and (iv) companies with substantial customer bases in the computer and peripherals catalog business, including Micro Warehouse, Inc., Insight Enterprises, Inc., Creative Computers, Inc., and CDW Computer Centers, Inc., that may already operate competitive auction sites and may devote more resources to Internet commerce in the future. In particular, America Online has taken a minority equity interest in Internet Liquidators International, Inc. ("ILI") and announced that the two companies have formed a strategic partnership under which revenue from ILI's auction platforms is shared with America Online and America Online provides a direct link for ILI's members to reach ILI's electronic commerce site on the Web. Ingram Micro Inc., the largest worldwide distributor of corporate technology products and services, has recently introduced a wholesale auction site available only to its registered resellers. The Company believes that Ziff-Davis has reserved a Web domain name including the word "auction" and that CompUSA is considering opening an auction site on the Web for its refurbished products.

          The Company believes that the principal competitive factors affecting its market include its ability to secure merchandise for sale, attract new customers to its site at favorable customer acquisition costs, operate its Web site in an uninterrupted manner, and develop and enhance its proprietary auction management software. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

          Current and potential competitors have established or may establish cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, it is possible that new competitors or alliances among competitors and vendors may emerge and rapidly acquire market share. In addition, manufacturers might elect to liquidate their products directly. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to secure merchandise from vendors on more favorable terms than the Company, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than can the Company.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

          The Company's performance and ability to compete are dependent to a significant degree on its proprietary technology. The Company relies on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to establish and protect its proprietary rights. The Company has applied for five patents in the United States covering various aspects of electronically managed Internet auctions and various aspects of providing customer service via automated email. There can be no assurance that patents will issue from any of the Company's pending applications, that any patents granted to the Company will not be challenged and invalidated, or that any claims allowed from pending patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company has registered the ONSALE(R), the ONSALE tag logo and Yankee Auction(R) trademarks in the United States and claims trademark rights in, and has applied for trademark registrations in the United States for, a number of other marks. There can be no assurance that the Company will be able to secure significant protection for these trademarks. It is possible that competitors of the Company or others will adopt product or service names similar to "ONSALE" and the Company's other trademarks, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The inability of the Company to protect the name "ONSALE" adequately would have a material adverse effect on the Company's business, results of operations and financial condition. The Company's proprietary software is protected by copyright laws. The source code for the Company's proprietary software is also protected under applicable trade secret law. As part of its confidentiality procedures, the Company generally enters into agreements with its employees and consultants and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions taken by the Company, it might be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property.

          The Company has in the past received, and may in the future receive, notices from third parties claiming infringement by the Company's software or other aspects of the Company's business. While the Company is not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources including the attention of management, and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the future, the Company may also need to file lawsuits to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

          The Company also relies on a variety of technologies that it licenses from third parties, including its database and Internet server software, which is used in the Company's Web site to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability of the Company to maintain or obtain upgrades to any of these technology licenses could result in delays in completing its proprietary software enhancements and new development until equivalent technology could be identified, licensed or developed, and integrated. Any such delays would materially adversely affect the Company's business, results of operations and financial condition.

EMPLOYEES

  As of December 31, 1997, the Company employed 129 people. The Company also employs independent contractors for software development, technical documentation, artistic design and product fulfillment. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company's industry is intense, particularly for software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. See "Risk Factors--Management of Growth" and "Risk Factors--Dependence on Key Personnel; Need For Additional Personnel."

                                 RISK FACTORS

          This Report (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

          Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

LIMITED OPERATING HISTORY

          The Company was founded in July 1994 and began conducting auctions on the Internet in May 1995. Accordingly, there is a limited operating history upon which to base an evaluation of the Company and its business and prospects. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks for the Company include a dependence on key vendors for merchandise, an evolving and unpredictable business model, management of growth, the Company's ability to anticipate and adapt to a developing market, acceptance by customers of the Company's Internet auctions and excess merchandise sold at such auctions, development of equal or superior Internet auctions by competitors, and the ability to identify, attract, retain and motivate qualified personnel. To address these risks, the Company must, among other things, continue to expand its vendor channels and buyer resources, manage product obsolescence and pricing risks, maintain its customer base and attract significant numbers of new customers, respond to competitive developments, implement and execute successfully its business strategy and continue to develop and upgrade its technologies and retailing services. There can be no assurance that the Company will be successful in doing what is required to address these risks. The Company's revenue depends substantially upon the level of auction activity, which is, in turn, related to the availability of merchandise from the Company's vendors and the expansion of its customer base. This availability is difficult to forecast with any degree of certainty. Accordingly, a substantial reduction in merchandise availability would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company historically has had relatively low operating margins and plans to continue to increase its operating expenses significantly in order to increase the size of its staff, expand its marketing efforts to enhance its brand image, increase its visibility on other companies' high traffic Web sites, purchase larger volumes of merchandise to be sold at auction, increase its software development efforts, and support its growing infrastructure. As a result, the Company expects to experience substantial quarterly net losses through at least the first half of 1999. There can be no assurance that increases in such operating expenses will be offset by increased revenues; accordingly, the Company's business, results of operations and financial condition could be materially adversely affected. Further, in view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLUCTUATIONS IN OPERATING RESULTS

          The Company's operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, due to a number of factors, many of which are outside the Company's control. These factors include (i) the Company's ability to attract new customers at a steady rate, manage its inventory mix and the mix of products offered at auction, meet certain pricing targets, liquidate its inventory in a timely manner, maintain gross margins and maintain customer satisfaction, (ii) the availability and pricing of merchandise from vendors, (iii) the Company's ability to manage customer returns and shrinkage resulting from theft, loss, and misrecording of inventory, (iv) product obsolescence and pricing erosion, (v) consumer confidence in encrypted transactions in the Internet environment, (vi) the timing, cost and availability of advertising on other entities' Web sites,
(vii) the amount and timing of costs relating to expansion of the Company's operations, (viii) the announcement or introduction of new types of merchandise, service offerings or customer services by the Company or its competitors, (ix) technical difficulties with respect to consumer use of the auction format on the Company's Web site, (x) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems,
(xi) delays in shipments as a result of strikes or other problems with the Company's delivery service providers, the loss of the Company's credit card processor, or the loss of the Company's Internet service providers, and (xii) general economic conditions and economic conditions specific to the Internet and electronic commerce. As a strategic response to changes in the competitive environment, the Company may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on the Company's quarterly results of operations and financial condition. The Company also expects that, in the future, it like other retailers may experience seasonality in its business. For example, like other Internet retailers, the Company experiences lower revenues in the month of August. Due to all of the foregoing factors, in some future quarter the Company's operating results may not meet the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected. In addition, the Company expects to experience substantial quarterly net losses through at least the first half of 1999. See "--Limited Operating History" and "Item 7.- Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON RELATIONSHIPS WITH OTHER ONLINE COMPANIES

          The Company depends to some extent and is increasing its dependence on relationships with other online companies. These relationships include but are not limited to agreements for anchor tenancy, promotional placements, sponsorships and banner advertisements. All of these agreements are short-term and none provides for guaranteed renewal. The risks of this dependence include
(i) the uncertainty that significant spending on these relationships will increase the Company's revenues substantially or at all, (ii) the possibility that potential revenue increases resulting from such spending will not occur within the time periods that the Company is expecting, (iii) the possibility that space on other Web sites or the same sites may increase in price or cease to be available on reasonable terms or at all, (iv) the possibility that a competitor will purchase exclusive rights to attractive space on one or more key sites and (v) the possibility that, if these relationships are successful, the Company may not be able to obtain adequate amounts of merchandise to meet the increased demand that is generated.

RELIANCE ON MERCHANDISE VENDORS

          The Company is entirely dependent upon vendors to supply it with merchandise for sale through the Company's Internet auctions and the availability of merchandise is unpredictable. In 1996 and 1997, approximately 30% of the Company's gross merchandise sales were derived from merchandise acquired from the five most significant vendors for that year, respectively, although no vendor accounted for more than 10% of gross merchandise sales. The Company has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise for its auctions. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company or otherwise to provide merchandise for sale in the Company's auctions or that the Company will be able to establish new vendor relationships that ensure merchandise will be available for auction on the Company's Web site. The Company also relies on many of its vendors to ship merchandise to customers. The Company has limited control over the shipping procedures of its vendors, and shipments by these vendors have often been subject to delays. Although most merchandise sold by the Company carries a warranty supplied either by the manufacturer or the vendor and the Company is not obligated to accept merchandise returns, the Company in fact has accepted returns from customers for which the Company did not receive reimbursements from its vendors or manufacturers. If the Company is unable to develop and maintain satisfactory relationships with vendors on acceptable commercial terms, if the Company is unable to obtain sufficient quantities of merchandise, if the quality of service provided by such vendors falls below a satisfactory standard or if the Company's level of returns exceeds its expectations, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Merchandise," "Business--Vendor Relationships" and "Business-- Customer Support and Service."

RELIANCE ON OTHER THIRD PARTIES

          In addition to its merchandise vendors, the Company's operations depend on a number of third parties. The Company has limited control over these third parties and no long-term relationships with any of them. The Company does not own a gateway onto the Internet, but instead relies on an Internet service provider to connect the Company's Web site to the Internet. From time to time, the Company has experienced temporary interruptions in its Web site connection and also its telecommunications access. Continuous or prolonged interruptions in the Company's Web site connection or in its telecommunications access would have a material adverse effect on the Company's business, results of operations and financial condition. The Company's internally-developed auction software depends on operating system, database and server software that was developed and produced by and licensed from third parties. The Company has from time to time discovered errors and defects in the software from these third parties and, in part, relies, on these third parties to correct these errors and defects in a timely manner. Approximately 85% of the sales for which the Company is responsible for shipment is fulfilled by its contract warehouse, Gage. Accordingly, any service interruptions experienced by this warehouse as a result of labor problems or otherwise could have a material adverse effect on the Company's business, results of operations and financial condition. The Company uses United Parcel Service as its delivery service for substantially all of its products. Should United Parcel Service be unable to deliver the Company's products for a sustained time period as a result of a strike or other reason, the Company's business, results of operations and financial condition would be adversely affected. Wells Fargo Bank, through its relationship with First Data Corporation, is the Company's sole processor of credit card transactions. If the Company is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or the quality of products and services provided by such third parties falls below a satisfactory standard, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Merchandise Distribution" and "Business--Technology and Operations."


MANAGEMENT OF GROWTH

          The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company expanded from 14 employees at June 30, 1996 to 129 employees at December 31, 1997, and its sales increased from approximately 3,300 units per week at the beginning of the third quarter of 1996 to over 24,000 units per week at the end of the fourth quarter of 1997. The Company's new employees include a number of key managerial and technical employees who have not yet been fully integrated into the Company's management team, and the Company expects to add additional key personnel in the near future, including a Chief Financial Officer.

There can be no assurance that the Company will be able to identify appropriate candidates for its management needs, successfully recruit such persons, or retain the agencies of such persons. Increases in the number of employees and the volume of merchandise sales have placed significant demands on the Company's management, which until January 1997 included only three executive officers. In order to manage the expected growth of its operations, the Company will be required to expand existing operations, particularly with respect to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls, including improvement of its financial and other internal management systems, on a timely basis, and to train, manage and expand its already growing employee base. The Company also intends to replace its existing finance and accounting system in the second quarter of 1998. The Company also will be required to expand its accounting staff. Further, the Company's management will be required to maintain relationships with various merchandise vendors, freight companies, warehouse operators, other Web sites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing environment. In addition, during the next six months, the Company expects to begin offering credit to certain of its customers that have been prequalified as having appropriate credit ratings and, accordingly, will be required to manage the associated risks of accounts receivable expansion and collection. Such credit would typically be used to expand the Company's customer base to include large purchasers that presently find it difficult or are unable to purchase under the Company's auction procedures, which require use of a credit card number. The Company expects that its new offerings will allow government, educational and large corporate institutions to buy on an open account or purchase order basis up to a predetermined credit limit and will allow VARs and other resellers and individuals reluctant to trust their credit card numbers to the security of the Internet to purchase on a COD (cash on delivery) basis. There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Employees" above and "Item 10. - Directors and Executive Officers of the Registrant."

RISKS OF A PRINCIPAL SALES MODEL

          Through much of 1997, the Company had limited inventory and price risk because it either acted as a sales agent for vendors that retained title to the merchandise auctioned by the Company or took merchandise from vendors on consignment. By the third quarter of 1997, the Company was purchasing a majority of its merchandise from vendors and thereby assuming the inventory and price risks of these products to be sold at auction. These risks are especially significant because much of the merchandise currently auctioned by the Company (e.g., computers, peripherals and consumer electronics) is characterized by rapid technological change, obsolescence and price erosion. With the Company increasingly relying on purchased inventory, its success will depend on its ability to liquidate its inventory rapidly through its auctions, the ability of its buying staff to purchase inventory at attractive prices relative to its resale value at auction, and its ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory. Due to the inherently unpredictable nature of auctions, it is impossible to determine with any certainty whether an item will sell for more than the price paid by the Company. Further, because minimum bid prices for the merchandise listed on the Company's Web site generally are lower than the Company's acquisition costs for such merchandise, there can be no assurance that the Company will achieve positive gross margins on any given sale. If the Company is unable to liquidate its purchased inventory rapidly, if the Company's buying staff fails to purchase inventory at attractive prices relative to its resale value at auction, or if the Company fails to predict with accuracy the resale prices for its purchased merchandise, the Company may be forced to sell its inventory at a discount or at a loss and the Company's business, results of operations and financial condition would be materially adversely affected. See "Business--Merchandise" and "Business--Vendor Relationships."

COMPETITION

          The electronic commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. The Company currently or potentially competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include (i) various Internet auction houses such as Z AUCTION, First Auction (the auction site for Internet Shopping Network, a wholly-owned subsidiary of Home Shopping Network Inc.), Surplus Direct (a wholly-owned subsidiary of Egghead, Inc.) and eBay (in connection with the Company's newly introduced

The ONSALE Exchange), (ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, New England Circuit Exchange, America Online, Inc. and Cendant Corporation, (iii) a variety of other companies that offer merchandise similar to that of the Company but through physical auctions and with which the Company competes for sources of supply, and
(iv) companies with substantial customer bases in the computer and peripherals catalog business, including Micro Warehouse, Inc., Insight Enterprises, Inc., Creative Computers, Inc., and CDW Computer Centers. Some or all of these competitors may already operate competitive auction sites and may devote more resources to Internet commerce in the future. In particular, America Online has taken a minority equity interest in Internet Liquidators International, Inc. ("ILI") and announced that the two companies have formed a strategic partnership under which revenue from ILI's auction platforms is shared with America Online and America Online provides a direct link for ILI's members to reach ILI's electronic commerce site on the Web. Ingram Micro Inc., the largest worldwide distributor of computer technology products and services, has recently introduced a wholesale auction site available only to its registered resellers. The Company believes that Ziff-Davis has reserved a Web domain name including the word "auction" and that CompUSA is considering opening an auction site on the Web for its refurbished products.

          Current and potential competitors have established or may establish cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, it is possible that new competitors or alliances among competitors and vendors may emerge and rapidly acquire market share. In addition, manufacturers might elect to liquidate their products directly. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to secure merchandise from vendors on more favorable terms than the Company, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than can the Company. See "Business--Competition."


RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE; DEPENDENCE ON THE INTERNET

          The Internet and electronic commerce industries are characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Web site and proprietary technology obsolete. The Company's performance will depend, in part, on its ability to license leading technologies, enhance its existing services, develop new proprietary technology that addresses the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of Web site and other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will be successful in using new technologies effectively or adapting its Web site and proprietary technology to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, or if the Company's Web site and proprietary technology do not achieve market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

          The success of the Company's services will depend in large part upon the development of an infrastructure for providing Internet access and services. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols intended to handle increased levels of Internet activity or due to increased governmental regulation. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed or that, if they are developed, the Internet will become a viable marketing and sales channel for excess merchandise such as that offered by the Company. If the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business-- Industry Background" and "Business--Technology and Operations."

DEVELOPING MARKET; UNCERTAIN ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE

          The market for the Company's services has only recently begun to develop and is rapidly changing. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. Moreover, since the market for the Company's Internet auctions is new and evolving, it is difficult to predict the size of this market or its future growth rate, if any. The success of the Company's Internet auctions will depend upon the adoption of the Internet as a medium for commerce by a broad base of consumers and vendors. There can be no assurance that widespread acceptance of Internet commerce in general, or of the Company's Internet auctions in particular, will occur. The Company has historically relied on consumers and vendors who have historically used traditional means of commerce to purchase and sell merchandise. For the Company to be successful, these consumers and vendors must accept and utilize novel ways of conducting business and exchanging information. In addition, vendors must be persuaded to adopt new selling models. Moreover, critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online. There can be no assurance that there will be broad acceptance of the Internet as an effective medium for commerce by consumers and vendors or that the market for the Company's Internet auctions will develop successfully or achieve widespread acceptance. If the market for Internet-based online auctions fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Internet auctions do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Business Strategy."

UNCERTAIN ACCEPTANCE OF THE ONSALE BRAND; EVOLVING AND UNPREDICTABLE BUSINESS MODEL

          The Company believes that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the ONSALE brand will depend largely on the Company's success in maintaining its position as a leader in Internet commerce. If vendors do not perceive the Company as an effective marketing and sales channel for their merchandise, or consumers do not perceive the Company as offering an entertaining and desirable way to purchase merchandise, the Company will be unsuccessful in promoting and maintaining its brand. Furthermore, in order to attract and retain customers and to promote and maintain the ONSALE brand in response to competitive pressures, the Company is finding it necessary to increase its marketing and advertising budgets and otherwise to increase substantially its financial commitment to creating and maintaining brand loyalty among vendors and consumers. If the Company is unable to or incurs significant expenses in an attempt to achieve or maintain a leading position in Internet commerce or to promote and maintain its brand, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Business Strategy" and "Business--Sales and Marketing."

          The Company's business model continues to evolve. The Company has expanded the focus of its operations beyond the auction and sale of refurbished and close-out computers, peripherals and consumer electronics to the auction and sale of other excess merchandise. The Company expects to continue to develop its business model and to explore other opportunities such as the use of the Company's Web site as an advertising medium for services and products of other companies. As its business model evolves, the Company risks diluting its brand, confusing customers and decreasing interest from vendors. In addition, the Company could be exposed to additional or new risks associated with these new opportunities. If the Company were unable to address these risks, the Company's business, results of operations and financial condition would be materially adversely affected.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

          The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, laws applicable to auction companies and auctioneers, and laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for the Company's Internet auctions and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, auction regulation, sales tax, libel and personal privacy is uncertain and may take years to resolve. In addition, as the Company's service is available over the Internet in multiple states and foreign countries, and as the Company sells to numerous consumers resident in such states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state and foreign country. The Company is qualified to do business in only three states, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

          The Company's future performance depends to a significant degree upon the continued contributions of members of the Company's senior management and other key personnel, particularly its co-founder, President and Chief Executive Officer, S. Jerrold Kaplan, and its co-founder, Vice President of Development and Operations and Chief Technical Officer, Alan S. Fisher. The loss of either of these individuals could have a material adverse effect on the Company's business, results of operation and financial condition. The Company does not have long-term employment agreements with any of its key personnel and maintains no key person life insurance. In addition, the Company believes that its future success will depend upon its ability to identify, attract, hire, train, motivate and retain other highly skilled personnel.

Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Employees" and "Item 10. - Directors and Executive Officers of the Registrant."

RISKS OF LAUNCHING THE ONSALE EXCHANGE

         In November 1997, the Company launched The ONSALE Exchange, a new Auction Supersite that allows individuals and small businesses to describe and sell their own merchandise over the Web using the Company's auction management system. The Company has employed additional engineers and devoted substantial engineering time to enhancing its software for this purpose and will be required to continue to spend money to update and improve this software. In addition, the Company has hired and may continue to hire additional personnel who will monitor this new Auction Supersite and perform customer service functions. Finally, the Company contemplates significant expenditures to purchase advertising for this new auction medium. The Company charges sellers a small commission for providing the names of the auction winner(s) and runners-up to the sellers. The Company anticipates that the average sale on The ONSALE Exchange will be significantly smaller than its historical average sale. Thus, for The ONSALE Exchange business to be profitable, the Company will need to auction substantial volumes of merchandise on behalf of such sellers. The Company has no direct experience in running a private-party to private-party auction business and consequently is unable to measure the attractiveness of The ONSALE Exchange to its target audience. There can be no assurance that this business will be profitable or that its operations will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition, this business entails the risks that there is an existing, more established competitor in this new market, that sellers might post inappropriate or illegal items on the Company's Web site, that portions of the Company's core business may be cannibalized as a result of potential merchants electing to sell products directly using The ONSALE Exchange rather than selling such products to the Company to be resold by the Company on a Principal Sales basis, that the Company's brand may be diluted by conducting an additional business under the ONSALE name, that the Company's image may be harmed by the Company's role in connecting buyers and sellers who then have an unsatisfactory experience and that buyers, who are invited to comment on their impressions of sellers, may include libelous material for which the Company could be held responsible. See "Risk Factors--Competition" and "Business--Agent Sales and The ONSALE Exchange."

RISK OF SYSTEM FAILURE; SINGLE SITE

          The Company's success is largely dependent upon its communications hardware and computer hardware, substantially all of which is located at a leased facility in Mountain View, California. The Company's systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have fully redundant systems and has not yet completed implementing a formal disaster recovery plan. A substantial interruption in these systems would have a material adverse effect on the Company's business, results of operations and financial condition. The Company's coverage limits on its property and business interruption insurance may not be adequate to compensate the Company for all losses that may occur. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of the Company's systems and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays, loss of data or cessation in service to users of the Company's services and products. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 2. - Properties."

RISK OF FACILITIES MOVE

          Over the course of the next few months, the Company anticipates moving its accounting, engineering and Web site operations from their existing space in four buildings in Mountain View, California, to additional space in the Company's corporate office space in Menlo Park, California. During this period, the Company will have the additional burden of operating multiple sites that are no longer contiguous. The Company will also incur additional expenses related to the move itself. Finally, the Company will be forced to take its auctions off-line over the course of the move, which could result in reduced revenues if this extends for any significant time.


INTERNET COMMERCE SECURITY RISKS

         A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, results of operations and financial condition. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Technology and Operations."

PROTECTION OF INTELLECTUAL PROPERTY

          The Company's performance and ability to compete are dependent to a significant degree on its proprietary technology. The Company relies on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to establish and protect its proprietary rights. The Company has applied for five patents in the United States covering various aspects of electronically managed Internet auctions and various aspects of providing customer service via automated email. There can be no assurance that patents will issue from any of the Company's pending applications, that any patents granted to the Company will not be challenged and invalidated, or that any claims allowed from pending patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company has registered the ONSALE(R), the ONSALE tag logo and Yankee Auction(R) trademarks in the United States and claims trademark rights in, and has applied for trademark registrations in the United States for, a number of other marks. There can be no assurance that the Company will be able to secure significant protection for these trademarks. It is possible that competitors of the Company or others will adopt product or service names similar to "ONSALE" and the Company's other trademarks, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The inability of the Company to protect the name "ONSALE" adequately would have a material adverse effect on the Company's business, results of operations and financial condition. The Company's proprietary software is protected by copyright laws. The source code for the Company's proprietary software also is protected under applicable trade secret law. As part of its confidentiality procedures, the Company generally enters into agreements with its employees and consultants and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions taken by the Company, it might be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property.

          The Company has in the past received, and may in the future receive, notices from third parties claiming infringement by the Company's software or other aspects of the Company's business. While the Company is not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources including the attention of management, and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the future, the Company may also need to file lawsuits to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

           The Company also relies on a variety of technologies that it licenses from third parties, including its database and Internet server software, which is used in the Company's Web site to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability of the Company to maintain or obtain upgrades to any of these technology licenses could result in delays in completing its proprietary software enhancements and new development until equivalent technology could be identified, licensed or developed, and integrated. Any such delays would materially adversely affect the Company's business, results of operations and financial condition.

CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS

          The Company's officers, directors and greater than 5% stockholders (and their affiliates), in the aggregate, beneficially own approximately 74% of the Company's outstanding Common Stock. As a result, such persons, acting together, will have the ability to control all matters submitted to stockholders of the Company for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's Common Stock. See "Item 10. -Directors and Executive Officers of the Registrant" and "Item 12. - Security Ownership of Certain Beneficial Owners and Management."

POSSIBLE VOLATILITY OF STOCK PRICE

          The market price of the shares of Common Stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's results of operations, announcements of technological innovations, new sales formats by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, changes in financial estimates by securities analysts, conditions and trends in the Internet and electronic commerce industries, adoption of new accounting standards affecting the retail sales industry, general market conditions and other factors. Further, the stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks, including the Common Stock of the Company, are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market factors may adversely affect the market price of the Company's Common Stock. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2.  PROPERTIES.

         The Company currently is in the process of relocating its accounting, engineering and Web site operations facilities from an office complex in Mountain View, California, comprised of four separate buildings totaling approximately 14,950 square feet, under leases that expire in October 1997 through July 1999, to a new principal building in Menlo Park, California, consisting of approximately 46,875 square feet, under leases that expire in July 1998 to November 2002. The Company anticipates that the relocation will be completed by May 31, 1998, at which time all space in the Mountain View office complex will have been subleased or the lease concerning such space will have been terminated. The Company believes that it has adequate space for its current needs. As the Company expands, it expects that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. The Company does not own any real estate. The Company continues to rely on a contract warehouse for the significant majority of its fulfillment and logistics requirements.

ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE AND NUMBER OF HOLDERS OF RECORD OF COMMON STOCK

         The information regarding market prices and numbers of holders of record of the Company's Common Stock, which is set forth on page 29 of the Company's 1997 annual report to stockholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) (the "Company's 1997 Annual Report to Stockholders"), is incorporated herein by reference and is filed herewith as a portion of Exhibit 13.01 hereto.

DIVIDEND POLICY

         The Company has not paid any cash dividends on its capital stock to date. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS

         On April 17, 1997, the Company had an initial public offering (the "Offering") of its Common Stock, $0.001 par value. The Company registered 3,220,000 shares of Common Stock on a Form S-1 Registration Statement (Registration No. 333-18489), which was declared effective by the Securities and Exchange Commission on April 17, 1997. The Company ultimately sold 2,875,000 shares of Common Stock (including 375,000 shares pursuant to the exercise of the over-allotment option for the Offering). The aggregate price to the public was $17,250,000; the underwriting discount aggregated $1,207,500; and the proceeds to the Company before deducting offering expenses aggregated $16,042,500. No shares were sold by stockholders of the Company.

         From April 17, 1997 to December 31, 1997, the aggregate amount of expenses incurred for the Company's account in connection with the Offering (other than the underwriting discount set forth above) was $1.2 million, including $403,000 paid to the underwriters' counsel. None of the expenses was a direct or indirect payment to directors, officers or their associates, persons owning 10% or more of the Common Stock of the Company or affiliates of the Company; all expenses were direct or indirect payments to independent third parties. The net offering proceeds to the Company after deducting both the underwriting discount and the aggregate offering expenses were $14.8 million.

         From April 17, 1997 to December 31, 1997, the amount of the net proceeds applied to various categories of expenditures were as follows (in thousands):

Purchase of property and equipment................................. $1,171
Working capital....................................................  5,327
---------------


          All expenditures were direct or indirect payments to independent third parties and none of the payments was a direct or indirect payment to directors, officers or their associates, persons owning 10% or more of the Common Stock of the Company, or affiliates of the Company, except payment of salaries to employees owning 10% or more of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item, which is set forth under the caption "Selected Financial Data" on page 8 of the Company's Annual Report to Stockholders, is incorporated herein by reference and is filed herewith as a portion of Exhibit 13.01 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item, which is set forth in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9-17 of the Company's 1997 Annual Report to Stockholders, is incorporated herein by reference and is filed herewith as a portion of Exhibit 13.01 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item, which is set forth on pages 18-28 of the Company's 1997 Annual Report to Stockholders, is incorporated herein by reference and is filed herewith as a portion of Exhibit 13.01 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item, which is set forth in the sections titled "Nominees" under "Proposal No. 1 - Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's annual meeting of stockholders to be held May 18, 1998 (the "Definitive Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item, which is set forth in the sections titled "Director Compensation" under "Proposal No. 1 - Election of Directors" and "Executive Compensation" and "Employment Agreements" in the Definitive Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this Item, which is set forth in the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item, which is set forth in the section titled "Certain Relationships and Related Transactions" in the Definitive Proxy Statement, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a) The following financial statements and financial statement schedule are filed or incorporated by reference as part of this Report.

              (1)  Financial Statements.

                   The following financial statements and report thereon are incorporated by reference to the Company's 1997 Annual Report to Stockholders.

                   Report of Independent Accountants
                   Balance Sheets as of December 31, 1997 and 1996
                   Statements of Operations for the Years Ended December 31,
                       1997 and 1996 and for the Period from Inception (July
                       1994) to December 31, 1995
                   Statements of Cash Flows for the Years Ended December 31,
                       1997 and 1996 and for the Period from Inception (July
                       1994) to December 31, 1995
                   Statements of Stockholders' Equity (Deficit) for the Years
                       Ended December 31, 1997 and 1996 and for the Period from Inception (July 1994) to December 31, 1995
                   Notes to Financial Statements

              (2)  Financial Statement Schedule.

                   Schedule    Description                             Page
                   --------    -----------                             ----
                      II       Valuation and Qualifying Accounts       S-1


                      --       Report of Independent Accountants
                               on Financial Statement Schedule         S-2

                   All other financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

(3)    Exhibits.


EXHIBIT NUMBER          EXHIBIT TITLE
--------------          -------------
 2.01           Form of Agreement and Plan of Reorganization between the
                Registrant and ONSALE.*

 3.01           Registrant's Certificate of Incorporation.*

 3.02           Registrant's Bylaws.*

 4.01           Investors Rights Agreement, dated as of September 12, 1996.*

 4.02           Registrant's Certificate of Incorporation (see Exhibit 3.01).*

 4.03           Registrant's Bylaws (See Exhibit 3.02).*

 9.01           Voting Trust Agreement, dated as of July 21, 1994, by and among
                Software Partners, Inc., Alan Fisher and Razi Mohiuddin.*

10.01 Registrant's 1995 Equity Incentive Plan and related documents.*(1)

10.02 Registrant's 1996 Directors Stock Option Plan and related documents.*(1)

10.03 Registrant's 1996 Employee Stock Purchase Plan and related documents.*(1)

10.04 Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*(1)

10.05           Offer letter to John F. Sauerland, dated as of June 28,
                1996.*(1)

10.06           Offer letter to Martha Greer, dated December 18, 1996.*(1)

10.07           Lease Agreement between The Landmark and Registrant, dated as of
                May 20, 1996.*

10.08 Sublease Agreement between RogueWave, Inc. and Registrant, dated as of October 19, 1996.*

10.09           Sublease Agreement between Software Partners, Inc. and the
                Registrant, dated as of November 18, 1996.*

10.10           Service Agreement between Gage Marketing Group and the
                Registrant, dated as of December 4, 1996.*/**

10.11           Hewlett-Packard and ONSALE Agreement between Hewlett-Packard
                Company and the Registrant, dated as of July 31, 1995.*/**

10.12           Credit Card Processing Services Agreement between First USA
                Merchant Services, Inc. and the Registrant, dated as of June 16,
                1996.*

10.13 Merchant Card Services Agreement between Wells Fargo Bank and the Registrant, dated as of March 6, 1996.*

10.14           Founder's Restricted Stock Purchase Agreement between S. Jerrold
                Kaplan and the Registrant, dated as of July 21, 1994.*(1)

10.15           Founder's Restricted Stock Purchase Agreement between Software
                Partners, Inc. and the Registrant, dated as of July 21, 1994*(1)

10.16           Assignment Agreement between Software Partners, Inc. and the
                Registrant, dated as of July 21, 1994.*


10.17           Offer letter to Merle McIntosh, dated February 25, 1997.*(1)

10.18           Restricted Stock Purchase Agreement between the Company and
                Peter Harris, dated as of December 6, 1996 and related documents.*(1)

10.19           Loan and Security Agreement between the Registrant and Silicon
                Valley Bank and related warrant to purchase Common Stock dated
                March 12, 1997.*

10.20 Employment Agreement between the Registrant and Dennis Shepard dated April 28, 1997.***(1)

10.21           Lease Agreement between Lincoln Menlo VI and Registrant, dated
                August 9, 1997.****

10.22           Sublease Agreement between Nuance Communications, Inc. and
                Registrant, dated as of August 1997.****

10.23 Loan Agreement and related agreements between Dennis Shepard and the Registrant, dated February 19, 1998.(1)

13.01           Pages 8, 9-17, 18-28 and 29 of Registrant's 1997 Annual
                Report to Stockholders.

23.01           Consent of Price Waterhouse LLP, independent accountants.

24.01           Power of Attorney (see "Signatures" on Page 29 of this Report).

27.01           Financial Data Schedule for year ended December 31, 1997.

27.02           Restated Financial Data Schedule for the quarters ended March
                31, 1997, June 30, 1997 and September 30, 1997, and for the year ended December 31, 1996.
--------------

* Incorporated by reference to the exhibit with the same number to the Registrant's Form S-1 Registration Statement (Registration No. 333-18489) filed on December 20, 1996.
** Confidential treatment has been granted with respect to certain portions of this Agreement.
*** Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
**** Incorporated by reference to the exhibit with the same number to the Registrant's Form S-1 Registration Statement (Registration No. 333-37171) filed on October 3, 1997.
(1)     Indicates a management contract or compensatory plan or arrangement.


        (b)  Reports on Form 8-K.

              A report on Form 8-K was filed by the Company on October 22, 1997. Under Item 5 of the Form, the Company identified the press release of the Company on the previous day announcing its results of operations for the three and nine months ended September 30, 1997, and, under Item 7 of the Form, the Company identified that the financial statements attached to that press release were filed as Exhibit 99.1 to the Form.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ONSALE, INC.

Date:  March 31, 1998                           By: /s/ S. Jerrold Kaplan
                                                   -----------------------------
                                                        S. Jerrold Kaplan
                                                        President and Chief
                                                        Executive Officer


                               POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints S. Jerrold Kaplan and Alan S. Fisher, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           NAME                             TITLE                      DATE
---------------------------  -----------------------------------  --------------
PRINCIPAL EXECUTIVE OFFICER:

/s/ S. Jerrold Kaplan        President and Chief Executive        March 31, 1998
---------------------------  Officer
S. Jerrold Kaplan            and a Director

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/ Leslie S. Benson         Vice President, Controller           March 31, 1998
---------------------------  and Acting Chief Financial
Leslie S. Benson             Officer

ADDITIONAL DIRECTORS:

/s/ Alan S. Fisher           Director                             March 31, 1998
---------------------------
Alan S. Fisher

/s/ Peter L. Harris          Director                             March 31, 1998
---------------------------
Peter L. Harris

/s/ Peter H. Jackson         Director                             March 31, 1998
---------------------------
Peter H. Jackson

/s/ Kenneth J. Orton         Director                             March 31, 1998
---------------------------
Kenneth J. Orton

                                                                     SCHEDULE II

                                 ONSALE, INC.

                      VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN THOUSANDS)

                                                               ADDITIONS
                                                               ----------
                                                BALANCE AT     CHARGED TO                    BALANCE
                                                BEGINNING      COSTS AND                    AT END OF
                                                OF PERIOD       EXPENSES     DEDUCTIONS      PERIOD
                                                ----------     ----------    ----------     ---------

Year Ended December 31, 1997
  Allowance for doubtful accounts..............    $66            $154          $ 66           $154
                                                   ===            ====          ====           ====
Year Ended December 31, 1996
  Allowance for doubtful accounts..............    $16            $130          $ 80           $ 66
                                                   ===            ====          ====           ====
Period from Inception (July 1994) to
  December 31, 1995
  Allowance for doubtful accounts..............    $--            $ 16          $ --           $ 16
                                                   ===            ====          ====           ====

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of ONSALE, Inc.

Our audits of the financial statements referred to in our report dated February 12, 1998 appearing on page 28 of the 1997 Annual Report to Stockholders of ONSALE, Inc. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/ Price Waterhouse LLP


San Jose, California
February 12, 1998

                               INDEX TO EXHIBITS

EXHIBIT NUMBER          EXHIBIT TITLE
--------------          -------------
10.23           Loan Agreement and related agreements between Dennis Shepard and the Registrant, dated February 19, 1998.

13.01           Pages 8, 9-17, 18-28 and 29 of Registrant's 1997 Annual
                Report to Stockholders.

23.01           Consent of Price Waterhouse LLP, independent accountants.

24.01           Power of Attorney (see "Signatures" on Page 29 of this Report).

27.01           Financial Data Schedule.

27.02           Restated Financial Data Schedule for the quarters ended March
                31, 1997, June 30, 1997 and September 30, 1997, and for the year ended December 31, 1996.

---------------