Form 10-Q
period 1998-03-31
ONSALE INC
filed 1998-05-15
CIK 1026506

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934



    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                       or


/_/ Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934



    COMMISSION FILE NUMBER 0-29244

                                  ONSALE, INC.
             (Exact name of registrant as specified in its charter)



                DELAWARE                                   77-0408319
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification Number)


                           1350 WILLOW ROAD, STE, 202
                         MENLO PARK, CALIFORNIA   94025
                    (Address of principal executive offices)

                             _____________________

                                 (650) 470-2400
              (Registrant's telephone number, including area code)

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

 As of April 30, 1998, there were 18,759,865 shares of the Registrant's Common
                               Stock outstanding.
================================================================================

                                     INDEX


                                                                      Page
                                                                     Number



PART 1  - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

          Balance Sheets as of March 31, 1998
          and  December 31, 1997 (Unaudited)                            3

          Statements of Operations for the three months ended
          March  31, 1998 and March 31, 1997 (Unaudited)                4

          Statements of Cash Flows for the three months ended
          March 31, 1998 and March 31, 1997 (Unaudited)                 5

          Notes to Financial Statements (Unaudited)                     6

ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk    20



PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings                                             21

ITEM 2:   Changes in Securities and Use of Proceeds                     21

ITEM 3:   Defaults Upon Senior Securities                               21

ITEM 4:   Submission of Matters to a Vote of Security Holders           21

ITEM 5:   Other Information                                             22

ITEM 6:   Exhibits and Reports on Form 8-K                              22

Part I  - Financial Information


ITEM 1:   FINANCIAL STATEMENTS

                                  ONSALE, INC.

                                 BALANCE SHEETS


                       (in thousands, except share data)
                                  (unaudited)




                                                                                            March 31,          December 31,
ASSETS                                                                                        1998                1997
                                                                                            --------            --------
Current assets:
     Cash and cash equivalents                                                              $ 52,049            $ 56,566
     Accounts receivable, net of allowances of $318 and $154, respectively                     2,262               2,390
     Merchandise inventory                                                                     7,921               5,632
     Prepaid expenses and other current assets                                                   495                 865
                                                                                            --------            --------
         Total current assets                                                                 62,727              65,453

Property and equipment, net                                                                    2,739               1,535
Other assets                                                                                     144                 155
                                                                                            --------            --------
         Total assets                                                                       $ 65,610            $ 67,143
                                                                                            ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                        $ 3,344             $ 2,408
     Accrued expenses                                                                          3,016               1,963
     Deferred revenue                                                                            763                 503
                                                                                            --------            --------
         Total current liabilities                                                             7,123               4,874

Stockholders' equity:
     Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized;                   -                   -
        no shares designated, issued and outstanding
     Common stock, $0.001 par value; 30,000,000 shares authorized;
        18,754,114  and 18,642,015 shares issued and outstanding, respectively                    19                  19
     Additional paid-in capital                                                               65,209              64,801
     Accumulated deficit                                                                      (6,741)             (2,551)
                                                                                            --------            --------
         Total stockholders' equity                                                           58,487              62,269
                                                                                            --------            --------
         Total liabilities and stockholders' equity                                         $ 65,610            $ 67,143
                                                                                            ========            ========

         See notes to financial statements.

                                  ONSALE, Inc.

                            STATEMENTS OF OPERATIONS


                     (in thousands, except per share data)
                                  (unaudited)



                                                                          Three Months Ended March 31,
                                                                         1998                       1997
Revenue:
        Merchandise                                                         $ 39,312                   $ 11,696
        Commission and other revenue                                             857                        618
                                                                            --------                   --------
               Total revenue                                                  40,169                     12,314

Cost of revenue:
        Cost of goods sold                                                    35,889                     10,526
        Accounting reserves                                                      789                         -
                                                                            --------                   --------
               Total cost of revenue                                          36,678                     10,526
                                                                            --------                   --------
Gross profit                                                                   3,491                      1,788
                                                                            --------                   --------
Operating expenses:
        Sales and marketing                                                    3,974                        390
        General and administrative                                             3,304                        789
        Engineering                                                            1,131                        561
                                                                            --------                   --------
               Total operating expenses                                        8,409                      1,740
                                                                            --------                   --------
Income (loss) from operations                                                 (4,918)                        48

Interest and other income, net                                                   727                         32
                                                                            --------                   --------
Income (loss) before income taxes                                             (4,191)                        80

Provision for income taxes                                                        -                         (28)
                                                                            --------                   --------
Net income (loss)                                                           $ (4,191)                  $     52
                                                                            ========                   ========
Net income (loss) per share:
    Basic                                                                   $  (0.22)                  $   0.01
                                                                            ========                   ========
    Diluted                                                                 $  (0.22)                  $   0.00
                                                                            ========                   ========
Shares used in net income (loss) per share calculations:
    Basic                                                                     18,698                     12,179
                                                                            ========                   ========
    Diluted                                                                   18,698                     13,883
                                                                            ========                   ========
  See notes to financial statements.

                                  ONSALE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                    Three Months Ended March 31,
                                                                     1998                  1997
Cash flows from operating activities:
      Net income (loss)                                               $ (4,191)              $    52
      Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                   331                    58
           Changes in assets and liabilities:
            Accounts receivable, net                                       128                   100
            Merchandise inventory                                       (2,289)               (1,308)
            Prepaid expenses and other assets                              381                  (305)
            Accounts payable                                               936                  (476)
            Accrued expenses                                             1,053                   256
            Deferred revenue                                               260                   (53)
                                                                      --------               -------
                 Net cash used in operating activities                  (3,391)               (1,676)
                                                                      --------               -------
Cash flows from investing activities:
      Purchase of property and equipment                                (1,535)                 (402)
                                                                      --------               -------
Cash flows from financing activities:
      Payment of promissory note issued for common stock                     -                   100
      Proceeds from issuance of preferred stock upon
            exercise of warrants                                             -                 1,941
      Proceeds from issuance of common stock                               409                    -
                                                                      --------               -------
                 Net cash provided by financing activities                 409                 2,041
                                                                      --------               -------
Net decrease in cash and cash equivalents                               (4,517)                  (37)
                                                                      --------               -------
Cash and cash equivalents at beginning of period                        56,566                 2,729
                                                                      --------               -------
Cash and cash equivalents at end of period                            $ 52,049               $ 2,692
                                                                      ========               =======
See notes to financial statements.

                                  ONSALE, Inc.

                         Notes to Financial Statements

                                 March 31, 1998
                                  (unaudited)



1.   BASIS OF PRESENTATION


     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present ONSALE, Inc.'s ("ONSALE" or the "Company") financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1998. Certain prior years' balances have been reclassified to conform with the current year's presentation.

2.   REVENUE RECOGNITION

     The Company obtains merchandise from vendors in either of two primary arrangements: the Principal Sales model (merchandise revenue) and the Agent Sales model (commission revenue). Under the Principal Sales model, the Company either purchases the merchandise or sells merchandise under consignment relationships with vendors.

Principal Sales--purchases

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

Principal Sales--consignment

     For sales on consignment, the Company either takes physical possession of the merchandise or the vendor retains physical possession of the merchandise. In either case, the Company is not obligated to take title to the merchandise unless it successfully sells the merchandise at auction. Upon completion of an auction, the Company takes title to the merchandise, charges the customer's credit card and either ships the merchandise directly or arranges for a third party to complete delivery to the customer. Subsequently, the Company pays the vendor any amounts due for the purchase of the related merchandise. The Company records the full sales amount as revenue upon the verification of the credit card authorization and shipment of the merchandise. In consignment transactions, the Company is at risk of loss for collecting all of the auction proceeds, delivery of the merchandise and returns from customers. In instances where credit card authorization has been received but the merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped.

     Under the Principal Sales model, the Company will allow customers to return products, in certain circumstances. Accordingly, the Company provides for allowances for estimated future returns at the time of shipment based on historical experience.

Agent Sales

     Agent Sales revenue includes revenue from Agent Sales transactions and revenue generated from transactions on The ONSALE Exchange. In Agent Sales transactions, the Company conducts electronic auctions and processes orders in exchange for a commission on the sale of the vendor's merchandise. Under this arrangement, at the conclusion of an auction the Company forwards the order information to the vendor, which then charges the customer's credit card for the merchandise and ships the merchandise to the customer. In an Agent Sales transaction, the Company does not take title to or possession of the merchandise, and the vendor bears all of the risk of credit card chargebacks. The ONSALE Exchange allows small businesses and individuals to sell merchandise using its online auction site. The seller is responsible for setting up the auction and consummating the sales transaction, including collection of the sales price and shipment of merchandise. The Company charges a commission to the seller for facilitating the auction. For Agent Sales and The ONSALE Exchange transactions, the Company recognizes the commissions as revenue upon completion of the auction process and the forwarding of the auction sales information to the vendor or the seller. The vendor or the seller is typically responsible for merchandise returns.

Supplemental financial data

     The Company's relationships with its vendors have evolved from a purely Agent Sales business at the Company's inception to a business that is now primarily comprised of Principal Sales transactions. Gross merchandise sales represent what the Company's total revenue would have been if all Agent Sales and The ONSALE Exchange transactions had been made as Principal Sales. Management believes that the information on gross merchandise sales is relevant to a reader of the Company's financial statements since it provides a more consistent comparison between historical periods and a more accurate comparison to future periods than does total revenue. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles.

     The reconciliation of total revenue in the Statements of Operations to gross merchandise sales is as follows:




                                                        Three Months Ended
                                                             March 31,
(in thousands)                                          1998          1997
                                                      --------      --------
Total revenue                                         $ 40,169      $ 12,314
Plus: gross Agent Sales                                 10,951         6,245
Less: net Agent Sales                                     (857)         (618)
                                                      --------      --------
Gross merchandise sales                               $ 50,263      $ 17,941
                                                      ========      ========

3.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated in accordance with the provisions of SFAS No.128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. SFAS 128 also requires a reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share calculations as follows:


                                                                                Three Months Ended
                                                                                     March 31,
                                                                                1998            1997
                                                                              --------        --------
Net income (loss)                                                             $ (4,191)        $    52
                                                                              ========         =======
Weighted average common shares outstanding (basic)                              18,698          12,179
Weighted average common stock equivalents                                            -           1,704
                                                                              --------         -------
Weighted average common shares outstanding (diluted)                            18,698          13,883
                                                                              ========         =======
Net income (loss) per share:
    Basic                                                                     $  (0.22)        $  0.01
                                                                              ========         =======
    Diluted                                                                   $  (0.22)        $  0.00
                                                                              ========         =======

During the quarter ended March 31, 1998, options to purchase 2,215,106 shares were outstanding but were not included in the computation because they were antidilutive.

4.   LOANS TO OFFICERS

     In the first and second quarters of 1998, the Company entered into secured loan agreements with two officers of the Company for housing assistance, under which the Company loaned each of the officers $350,000. The loans are due and payable in the third and fourth quarters of 1998 with interest at rates ranging from 5.6% to 6.0%.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for disclosing information about operating segments for public business enterprises and supersedes FASB Statement No. 14. SFAS 131 is effective for fiscal years beginning after December 15, 1997; the adoption of this pronouncement will not have a significant effect on the Company's financial statements or related disclosures.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS 130") in the quarter ended March 31, 1998, SFAS 130 requires the Company to report in their financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the quarter ended March 31, 1998, such items were not significant, and the Company's comprehensive loss approximated its net loss.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company does not believe that this SOP will have a significant effect on the Company's financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters, such as technology enhancements, equipment purchases, credit arrangements, and other statements regarding matters that are not historical are forward-looking statements.

     This Form 10-Q contains forward-looking statements regarding the Company and future expectations which involve certain risks and uncertainties. Factors that could cause the Company's results to differ materially from management's projections, estimates and expectations include, but are not limited to: problems related to the charge for unreconciled merchandise adjustments (accounting reserves), including the risk that some or all of the charge may not be reconciled and recovered in future periods; the risk that similar problems might recur in the quarter ending June 30, 1998 and subsequent periods; the likely expenses related to reconciling the merchandise adjustments retrospectively and implementing corrective procedures; problems related to managing the Company's continued growth, including management of inventory shrinkage resulting from theft, loss and misrecording of inventory related transactions; dependence on its relationship with other online companies to drive traffic to the Company's site; continued reliance on merchandise vendors; the inventory and price risks of the Company's purchasing merchandise in principal transactions; management of customer returns; uncertainties of introducing new categories of merchandise; actual and potential competition; dependence on the Internet; uncertain acceptance of the ONSALE brand and reliance on automated technology. These risks and uncertainties are described in more detail in the Company's 1997 Annual Report on Form 10-K under "Risk Factors." See also "Risk Factors" below.

RESULTS OF OPERATIONS


     The following table sets forth certain unaudited quarterly statements of operations data for the quarters ended March 31, 1997 through March 31, 1998.
In the opinion of management, this information has been prepared on substantially the same basis as the financial statements appearing elsewhere in this Form 10-Q, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with management's discussion and analysis and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K and elsewhere in this Form 10-Q. The operating results for any quarter are not necessarily indicative of the operating results for any future period.



                                            Statements of Operations for the Quarters Ended
                                         -------------------------------------------------------
                                          Mar. 31,   Dec. 31,   Sep. 30,   June 30,   Mar. 31,
(in thousands)                              1998       1997       1997       1997       1997
                                         -------------------------------------------------------
Revenue:
        Merchandise                        $ 39,312   $ 32,243   $ 24,198   $ 17,860   $ 11,696
        Commission and other revenue            857        788        863        715        618
                                           --------   --------   --------   --------   --------
               Total revenue                 40,169     33,031     25,061     18,575     12,314

Cost of revenue:
        Cost of goods sold                   35,889     29,316     21,735     16,146     10,526
        Accounting reserves                     789         -          -          -          -
                                           --------   --------   --------   --------   --------
               Total cost of revenue         36,678     29,316     21,735     16,146     10,526
                                           --------   --------   --------   --------   --------
Gross profit                                  3,491      3,715      3,326      2,429      1,788
                                           --------   --------   --------   --------   --------
Operating expenses:
        Sales and marketing                   3,974      2,612      1,935        948        390
        General and administrative            3,304      2,412      1,376      1,294        789
        Engineering                           1,131        958        765        589        561
                                           --------   --------   --------   --------   --------
               Total operating expenses       8,409      5,982      4,076      2,831      1,740
                                           --------   --------   --------   --------   --------
Income (loss) from operations                (4,918)    (2,267)      (750)      (402)        48
Interest and other income, net                  727        552        167        148         32
                                           --------   --------   --------   --------   --------
Income (loss) before income taxes            (4,191)    (1,715)      (583)      (254)        80
(Provision) benefit for income taxes             -          -          -          28        (28)
                                           --------   --------   --------   --------   --------
Net income (loss)                          $ (4,191)  $ (1,715)  $   (583)  $   (226)  $     52
                                           ========   ========   ========   ========   ========
Supplemental financial data:
        Gross merchandise sales (1)        $ 50,263   $ 41,138   $ 32,301   $ 24,543   $ 17,941
                                           ========   ========   ========   ========   ========

(1) Represents what the Company's total revenue would have been if sales where the Company acted as a commissioned auction agent for its vendors ("Agent Sales") were recorded as transactions where the Company purchased or accepted consignment of merchandise from vendors for resale at auction ("Principal Sales"). This presentation of sales on a gross basis does not affect the Company's gross profit or net income (loss). Management believes that gross merchandise sales provide a more consistent comparison between historical periods and to future periods than does total revenue. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles.

     As a result of the Company's decision in early 1997 to expand its operations, the Company believes that the results of operations since mid 1997 are most indicative of its current business model. Accordingly, in addition to presenting the Company's results of operations for the quarters ended March 31, 1998 and March 31, 1997, the following discussion also presents the Company's results and operations for the quarter ended December 31, 1997.


REVENUE
     Total revenue for the quarter ended March 31, 1998 was $40.2 million, representing an increase of 226% over total revenue for the quarter ended March 31, 1997 and an increase of 22% over total revenue for the quarter ended December 31, 1997. Gross merchandise sales for the quarter ended March 31, 1998 were $50.3 million representing an increase of 180% over the quarter ended March 31, 1997, and an increase of 22% over the quarter ended December 31, 1997. The increase in total revenue and gross merchandise sales in the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 was due to investments in marketing designed to promote and maintain brand awareness of the Company, significant growth in its customer base, increases in the amount of merchandise obtained from vendors, the increase in the number of auctions per week from three in the quarter ended March 31, 1997 to seven in the quarter ended March 31, 1998, continued technological advances in the Company's systems allowing for a greater volume of sales and an overall increase in demand for the Company's expanding array of merchandise. The Company's growth over the quarter ended December 31, 1997 was due to the continued demand of the Company's expanding array of merchandise, promoting and increasing of brand awareness of the Company, and the growth of the Company's customer base. In addition, the Company experienced a full quarter of selling sports and fitness equipment, The ONSALE Exchange, charging for advertising on its Web site and increased the number of auctions per week from five to seven. See "Risk Factors" below.


     The following tables i) reconcile total revenue to gross merchandise and
ii) set forth the composition of gross merchandise sales for the quarters ended March 31, 1998, March 31, 1997 and December 31, 1997:


                                               Three Months Ended
                                    March 31,       March 31,       December 31,
(in thousands)                        1998            1997             1997
                                    --------        --------         --------
Total revenue                       $ 40,169        $ 12,314         $ 33,031
Plus: gross Agent Sales               10,951           6,245            8,895
Less: net Agent Sales                   (857)           (618)            (788)
                                    --------        --------         --------
Gross merchandise sales             $ 50,263        $ 17,941         $ 41,138
                                    ========        ========         ========


                                               Three Months Ended
                                    March 31,       March 31,      December 31,
(in thousands)                        1998            1997             1997
                                    --------        --------         --------
Principal Sales model--
 purchased inventory                $ 19,727        $  4,561         $ 20,589
Principal Sales model--
 consigned inventory                  19,585           7,135           11,654
Agent Sales model                     10,951           6,245            8,895
                                    --------        --------         --------
Gross merchandise sales             $ 50,263        $ 17,941         $ 41,138
                                    ========        ========         ========

     The Company's gross merchandise sales derived from Principal Sales were 78.0% for the quarters ended March 31, 1998 and December 31, 1997, an increase from 65.1% for the quarter ended March 31, 1997. The Company has increased its purchasing of merchandise from vendors, particularly from manufacturers, because the Company believes it has the potential to provide better customer service and achieve higher gross margins over time by controlling the purchase of merchandise. See "Risk Factors" below.

GROSS PROFIT

     For the quarters ended March 31, 1998, March 31, 1997 and December 31, 1997, gross profit represented 8.7%, 14.5% and 11.2% of total revenue, respectively, and 6.9%, 10.0% and 9.0% of gross merchandise sales, respectively. The quarter ended March 31, 1998 includes a charge to cost of revenue of $789,000 related to certain unreconciled merchandise adjustments arising in the quarter. The Company is investigating the source of the problem related to these unreconciled merchandise adjustments (accounting reserves) and believes some of this adjustment may ultimately be successfully resolved, however, it believes that this charge is prudent to reserve against certain exposures. Excluding the charge, gross profit represented 10.6% and 8.5% of total revenue and gross merchandise sales, respectively, for the quarter ended March 31, 1998.

     Gross profit on Principal Sales represented 6.7%, 10.0% and 9.1% of Principal Sales for the quarters ended March 31, 1998, March 31, 1997 and December 31, 1997, respectively. Excluding the charge for accounting reserve, gross profit on Principal Sales was 8.7% for the first quarter of 1998. The reduction in the Company's gross margin on Principal Sales for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 was due to the Company establishing additional reserves related to customer returns. The reduction in gross margin on Principal Sales for the first quarter of 1998 as compared to the fourth quarter of 1997 was due to the establishment of additonal reserves related to customer returns and additional shipping costs. Gross profit in the fourth quarter of 1997 was impacted by a drop in market prices for personal computers in the first part of the quarter, free shipping and other promotional programs.

     Gross profit on Agent Sales (including The ONSALE Exchange transactions) represent 7.8%, 9.9% and 8.9% for the quarters ended March 31, 1998, March 31, 1997 and December 31, 1997, respectively. The decrease in gross margin on Agent Sales for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 and December 31, 1997 was primarily due to the Company launching The ONSALE Exchange at the end of the fourth quarter 1997. The ONSALE Exchange generates lower gross margins than the other sales models. Because commissions from The ONSALE Exchange transactions are generally lower than commissions on Agent Sales, overall margins on Agent Sales may continue to decline if The ONSALE Exchange volume grows more rapidly than those from Agent Sales. See "Risk Factors" below.

OPERATING EXPENSES

     The Company's operating expenses have increased significantly since its inception. This trend reflects the costs associated with the Company's expansion, including recruiting of personnel, development of the Company's infrastructure, increased efforts to expand and market its services, and the Company's continued focus on enhancing its internal accounting policies and controls. The Company believes that continued expansion of its operations is essential to enhancing its brand name and maintaining its market share.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, marketing and merchandise acquisition personnel, and promotional material. These expenses represented 7.9%, 2.2% and 6.3% of gross merchandise sales for the quarters ended March 31, 1998, March 31, 1997, and December 31, 1997, respectively. The increase in the Company's expenses in sales and marketing for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 was primarily attributable to expansion of the Company's Internet advertising, increases in the Company's marketing staff and increased expenses associated with promotion and marketing of the Company's services. The increase of these expenses in sales and marketing for the quarter ended March 31, 1998 as compared to the quarter ended December 31, 1997 was primarily due to the Company accelerating its sales and marketing spending in order to enhance its brand recognition, including sales and marketing expenses related to The Onsale Exchange which was launched in the fourth quarter of 1997. An increase in sales and marketing expenses was a result of the Company issuing refunds to customers without receipts of the product. The Company expects sales and marketing expenses to increase significantly in absolute dollars and as a percentage of gross merchandise sales as it continues to enhance its brand recognition through marketing alliances. However, there can be no assurance that the increase in such expenses will actually result in enhanced brand recognition. See "Risk Factors" below.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for customer service, bad debt expense, facilities expenses, executive, accounting and logistical personnel, recruiting and other general corporate expenses. These expenses represented 6.6%, 4.4% and 5.9% of gross merchandise sales for the quarters ended March 31, 1998, March 31, 1997 and December 31, 1997, respectively. The dollar increases in general and administrative expenses for quarter ended March 31, 1998 as compared to March 31, 1997 and December 31, 1997 were primarily attributable to an increase in salaries and benefits, to the hiring of additional officers and other personnel, and increases in bad debt and facilities expenses. The dollar increase in general and administrative expenses from the fourth quarter of 1997 compared to the immediate prior quarter was due to the establishment of a reserve in connection with non-recurring expenses related to suppliers. The Company expects general and administrative expenses to increase in absolute dollars for the remainder of 1998, and as a percentage of gross merchandise sales at least through the first half of 1998, as the Company expands its officer group, staff and facilities, and incurs additional costs related to being a public company. However, due to the extremely competitive market for highly-qualified officers and staff, there can be no assurance that ONSALE will be able to satisfy its current expansion objective. See "Risk Factors" below.

Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, operate and monitor the Company's Web site and related systems, and equipment costs. These expenses represented 2.3%, 3.1% and 2.3% of gross merchandise sales for the quarters ended March 31, 1998, March 31, 1997 and December 31, 1997, respectively. The increases in the Company's engineering expenses over the respective quarters were primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of the Company's Web site and related systems. To date, all engineering costs have been expensed as incurred. The Company expects engineering expenses to increase in absolute dollars in the future but not to increase as a percentage of gross merchandise sales. However, there can be no assurance that gross merchandise sales will increase more rapidly than engineering expenses. See "Risk Factors" below.

Interest and Other Income, Net. The Company's interest and other income, net was $727,000, $32,000 and $552,000 for the quarters ended March 31, 1998, March 31, 1997 and December 31, 1997, respectively. The increases in interest and other income over the respective quarters were due to increased cash balances resulting almost entirely from the proceeds from the Company's initial public offering of approximately $14.8 million in April 1997 and its secondary offering, which netted proceeds of approximately $45.1 million in October 1997. See "Risk Factors" below.

Income Taxes. The Company had net losses in the quarters ended March 31, 1998 and December 31, 1997 and thus no provision for income taxes was recorded for these periods. For the quarter ended March 31, 1997, the Company generated income before income taxes of $80,000 and recorded a provision for income taxes of $28,000, representing an effective income tax rate of 35.0%. The Company expects to continue to experience net losses through at least the first two quarters of 1999, and the Company does not expect to record a provision for income taxes in any period in which it experiences a net loss.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through the sale of Common Stock in the Company's initial public offering for approximately $14.8 million in April 1997, its secondary offering, which netted proceeds of approximately $45.1 million in October 1997, the private sale of Series A Preferred Stock and warrants for approximately $2.3 million in September 1996 and the sale of $1.9 million of Series B Preferred Stock pursuant to the exercise of the warrants in March 1997. Net cash used in operating activities for the quarter ended March 31, 1998 was $3.4 million, primarily attributable to the Company's net loss of $4.2 million, an increase in merchandise inventory of $2.3 million, partially offset by an increase in accounts payable and accrued expenses of $2.0 million. The net cash used in operating activities in the quarter ended March 31, 1997, was $1.7 million. The funds were used primarily to increase merchandise inventory to $1.3 million as the Company began to expand its Principal Sales model.

     Net cash used in operating activities represented $1.5 million of purchased property and equipment. Net cash provided by financing activities of approximately $409,000 during the quarter ended March 31, 1998 resulted from the issuance of common stock upon the exercise of warrants by a financial institution. During the quarter ended March 31, 1997 the $2.0 million of net cash provided by financing activities was primarily attributable to the issuance of preferred stock upon the exercise of warrants by two investors.

     As of March 31, 1998, the Company had approximately $52.0 million of cash and cash equivalents. The Company also had a $4.0 million line of credit with a financial institution that expired on April 17, 1998. There were no borrowings under this line of credit during 1997 or during the first quarter of 1998.

     As of March 31, 1998, the Company's principal commitments consisted of annual obligations of approximately $5.4 million under operating leases for its corporate headquarters. Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $2.2 million of property and equipment during the remainder of 1998 associated with the Company's relocation to its new facilities, for computer equipment, and opening its new warehouse in northern California. In addition, the Company spent approximately $500,000 in the quarter ended March 31, 1998 for new financial software. The Company has certain sponsorship agreements allowing it to appear as the auction sponsor, and in some cases the exclusive auction sponsor, on specific Web sites. These agreements require future payments of up to $1.8 million and under certain circumstances incremental fees based on the volume of traffic to its Web site. These agreements expire at various times from January to September 1998.

     As the Company continues to enter into more transactions structured as Principal Sales, the Company will need to commit more cash to support a larger merchandise inventory. In addition, the Company intends in the future to offer credit to certain customers, which may require additional cash to support the anticipated growth in accounts receivable. Any additional growth would also require additional cash to support accounts receivable. The Company expects its operating expenses to increase significantly as a result of increased staffing, expanded marketing efforts, increased software development efforts, and its growing infrastructure. As a result, the Company expects to experience substantial quarterly net losses through at least the first half of 1999, and thus may need to finance its increased inventory, accounts receivable, capital expenditures and some portion of its operating expenses from its current cash and cash equivalents balances. The Company believes that its current cash and cash equivalent balance will meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or obtain further credit facilities. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

RISK FACTORS AND FLUCTUATION IN OPERATING RESULTS

     The Company's operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, due to a number of factors, many of which are outside the Company's control. These factors include (i) the Company's ability to attract new customers at a steady rate, manage its inventory mix and the mix of products offered at auction, meet certain pricing targets, liquidate its inventory in a timely manner, maintain gross margins and maintain customer satisfaction, (ii) the availability and pricing of merchandise from vendors, (iii) the Company's ability to manage customer returns and shrinkage resulting from theft, loss, and misrecording of inventory, (iv) product obsolescence and pricing erosion, (v) consumer confidence in encrypted transactions in the Internet environment, (vi) the timing, cost and availability of advertising on other Web sites, (vii) the amount and timing of costs relating to expansion of the Company's operations, (viii) the announcement or introduction of new types of merchandise, service offerings or customer services by the Company or its competitors, (ix) technical difficulties with respect to consumer use of the auction format on the Company's Web site, (x) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems, (xi) delays in shipments as a result of strikes or other problems with the Company's delivery service providers or the loss of the Company's credit card processor,
(xii) general economic conditions and economic conditions specific to the Internet and electronic commerce. As a strategic response to changes in the competitive environment, the Company may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on the Company's quarterly results of operations and financial condition. The Company also expects that, in the future, it like other retailers may experience seasonality in its business. Due to all of the foregoing factors, in some future quarter the Company's operating results may not meet the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected. In addition, the Company expects to experience substantial quarterly net losses through at least the first two quarters of 1999.

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

MANAGEMENT OF GROWTH

     The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company expanded from 129 employees at December 31, 1997 to 137 employees at March 31, 1998 and its sales increased from over 24,000 units per week at December 31, 1997 to over 31,000 units per week at quarter ended March 31, 1998. The Company's new employees include a number of key managerial and technical employees who have not yet been fully integrated into the Company's management team, and the Company seeks to add additional key personnel in the near future, including a chief financial officer. There can be no assurance that the Company will be able to identify appropriate candidates for its management needs, successfully recruit such persons, or retain the agencies of such persons. Increases in the number of employees and the volume of merchandise sales have placed significant demands on the Company's management, which until January 1997 included only three executive officers. In order to manage the expected growth of its operations, the Company will be required to expand existing operations, particularly with respect to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls, including improvement of its financial and other internal management systems, on a timely basis, and to train, manage and expand its already growing employee base. The Company also replaced its existing finance and accounting software in the second quarter of 1998 and continues to expand its accounting staff. Further, the Company's management will be required to maintain relationships with various merchandise vendors, freight companies, warehouse operators, other Web sites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing environment. The Company expects in the future to begin offering credit to certain of its customers that have been pre-qualified as having appropriate credit ratings and, accordingly, will be required to manage the associated risks of accounts receivable expansion and collection. There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected.

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

        The Company's business model continues to evolve. The Company has expanded the focus of its operations beyond the auction and sale of refurbished and close-out computers, consumer electronics and sports and fitness equipment to the auction and sale of other excess merchandise. The Company expects to continue to develop its business model and to explore other opportunities such as the use of the Company's Web site as an advertising medium for services and products of other companies. As its business model evolves, the Company risks diluting its brand, confusing customers and decreasing interest from vendors. In addition, the Company could be exposed to additional or new risks associated with these new opportunities. If the Company were unable to address these risks, the Company's business, results of operations and financial condition would be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

          The Company's future performance depends to a significant degree upon the continued contributions of members of the Company's senior management and other key personnel, particularly its co-founder, President and Chief Executive Officer, S. Jerrold Kaplan, and its co-founder, Vice President of Development and Operations and Chief Technical Officer, Alan S. Fisher. The loss of either of these individuals could have a material adverse effect on the Company's business, results of operation and financial condition. The Company does not have long-term employment agreements with any of its key personnel and maintains no key person life insurance. In addition, the Company believes that its future success will depend upon its ability to identify, attract, hire, train, motivate and retain other highly skilled personnel, including a chief financial officer. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial

Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for disclosing information about operating segments for public business enterprises and supersedes FASB Statement No. 14. SFAS 131 is effective for fiscal years beginning after December 15, 1997; the adoption of this pronouncement will not have a significant effect on the Company's financial statements or related disclosures.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the quarter ended March 31, 1998. SFAS 130 requires the Company to report in their financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the quarter ended March 31, 1998, such items were not significant, and the Company's comprehensive loss approximated its net loss.

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company does not believe that this SOP will have a significant effect on the Company's financial statements.


Item 3:   Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable

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

     From April 17, 1997 to March 31, 1998, the aggregate amount of expenses incurred for the Company's account in connection with the Offering (other than the underwriting discount set forth above) was $1.7 million, including $403,000 paid to the underwriters' counsel. None of the expenses was a direct or indirect payment to directors, officers or their associates, persons owning 10% or more of the Common Stock of the Company or affiliates of the Company; all expenses were direct or indirect payments to independent third parties. The net offering proceeds to the Company after deducting both the underwriting discount and the aggregate offering expenses were $14.8 million.

     From April 17, 1997 to March 31, 1998, the amount of the net proceeds applied to various categories of expenditures were as follows (in thousands):


     Purchase of property and equipment..........................    $2,706
     Working capital.............................................    $8,718

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

     On April 10 and April 12, 1998, ONSALE issued press releases announcing that John Sauerland, the Company's Chief Financial Officer, had resigned in order to pursue other interests.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following exhibits are being filed as part of this Report:

Exhibit 10.1 Loan agreement and related agreements between Merle McIntosh and the Company, dated April 27, 1998.

Exhibit 10.2 Loan agreement and related agreements between Dennis Shepard and the Company, dated May 15, 1998.

Exhibit 10.3 Loan agreement and related agreements between Dennis Shepard and the Registrant, dated February 19, 1998, incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K for the year ended December 31, 1997.


Exhibit 27.01  Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     May 15, 1998              By:  /s/ S. Jerrold Kaplan
          ------------                   ______________________________
                                         S. Jerrold Kaplan,
                                         Chief Executive Officer and President



Date:     May 15, 1998              By:  /s/ Leslie Benson
          ------------                   ___________________________
                                         Leslie Benson
                                         Vice President, Controller and
                                         Acting Chief Financial Officer