Form 10-K/A
period 1997-12-31
ONSALE INC
filed 1998-05-21
CIK 1026506

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          ________________________

                                 FORM 10-K/A
                               AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     TO                     .

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes      X      No      __
                                                          ---

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

          As of February 26, 1998, Registrant had outstanding 18,703,804 shares of Common Stock, $0.001 par value.

ITEM 11.   EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     The Company reimburses the members of the Board for reasonable expenses associated with their attendance at Board meetings. None of the members of the Board receives a fee for attending Board meetings. Members of the Board who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the Company's 1996 Directors Stock Option Plan (the "Directors Plan"). Under the Directors Plan, eligible directors receive, as of the date they join the Board, an option to purchase 15,000 shares of the Company's Common Stock. Eligible directors who have served on the Board continuously receive an option to purchase 5,000 shares on each anniversary of the initial grant. Pursuant to the Directors Plan, Messrs. Orton, Jackson and Harris each received an option to purchase 5,000 shares of the Company's Common Stock at exercise prices of $22.40, $17.20 and $14.01 per share, respectively. The grant dates of such options were September 19, 1997, December 15, 1997 and December 26, 1997, respectively.

                             EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to ONSALE and its subsidiaries during each of 1995, 1996 and 1997 to ONSALE's Chief Executive Officer and ONSALE's four other most highly compensated executive officers who were serving as executive officers at the end of 1997 (together, the "Named Executive Officers"). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to stock options granted and certain other compensation, if any, whether paid or deferred. ONSALE does not grant stock appreciation rights and has no long-term compensation benefits other than stock options.

                           SUMMARY COMPENSATION TABLE


                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                               ANNUAL COMPENSATION                        AWARDS
                                            -------------------------------------  ---------------------
                                                           OTHER       SECURITIES           ALL
                                                          ANNUAL       UNDERLYING          OTHER
NAME AND PRINCIPAL POSITION           YEAR   SALARY   COMPENSATION(1)   OPTIONS        COMPENSATION(2)
------------------------------------  ----  --------  ---------------  ----------  ---------------------
S. Jerrold Kaplan                     1997  $100,000       $     0              0                   $250
 President and Chief Executive        1996  $      0       $     0              0                   $  0
  Officer                             1995  $      0       $     0              0                   $  0

Merle W. McIntosh                     1997  $126,421       $38,771        161,000                   $250
 Senior Vice President,               1996       n/a  n/a                     n/a                    n/a
  Merchandise Acquisition             1995       n/a  n/a                     n/a                    n/a

Martha D. Greer                       1997  $125,960       $40,000         11,000                   $250
 Vice President of Merchandise        1996       n/a  n/a                 150,000                    n/a
  Management                          1995       n/a  n/a                     n/a                    n/a

Dennis J. Shepard                     1997  $118,686       $     0        121,000                   $250
 Vice President of Operations         1996       n/a  n/a                     n/a                    n/a
                                      1995       n/a  n/a                     n/a                    n/a

Alan S. Fisher                        1997  $100,000       $     0              0                   $250
 Vice President of Development and    1996  $      0       $     0              0                   $  0
  Operations, Chief Technical         1995  $      0       $     0              0                   $  0
  Officer

------------------
(1) Represents relocation compensation
(2) Represents 401(k) contributions

     The following table sets forth further information regarding option grants pursuant to the Incentive Plan during 1997 to each of the Named Executive Officers. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.

                             OPTION GRANTS IN 1997

                                                                                                    POTENTIAL REALIZABLE
                             NUMBER OF                                                             VALUE AT ASSUMED ANNUAL
                            SECURITIES      PERCENTAGE OF TOTAL                                      RATES OF STOCK PRICE
                            UNDERLYING      OPTIONS GRANTED TO                                  APPRECIATION FOR OPTION TERM(2)
                             OPTIONS            EMPLOYEES IN       EXERCISE PRICE  EXPIRATION   ---------------------------------
      NAME                 GRANTED(1)             1997               PER SHARE        DATE            5%                10%
-----------------------  --------------     --------------------   --------------  ----------       --------         ----------
S. Jerrold Kaplan......               0               0%                n/a              n/a            n/a                n/a

Merle W. McIntosh......         150,000           16.24%             $ 7.00          2/26/07       $660,339         $1,673,430
                                 10,000            1.08%             $ 5.10          5/12/07       $ 48,770         $  107,867
                                  1,000            0.11%             $18.12         12/15/07       $  3,458         $   16,242

Martha D. Greer........          10,000            1.08%             $ 5.10          5/12/07       $ 48,770         $  107,867
                                  1,000            0.11%             $18.12         12/15/07       $  3,458         $   16,242

Dennis J. Shepard......         120,000           12.99%             $ 5.10          5/12/07       $585,238         $1,294,401
                                  1,000            0.11%             $18.12         12/15/07       $  3,458         $   16,242

Alan S. Fisher.........               0               0%                n/a              n/a            n/a                n/a

---------------
(1) The options were granted at fair market value, are non-qualified stock options and will expire ten years after the date of grant, or earlier upon termination of the optionee's employment.
(2) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the SEC and do not represent ONSALE's estimate or projection of future Common Stock prices or values.

     The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during 1997, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1997. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and $31.00 per share, which was the closing price of ONSALE's Common Stock as reported on the Nasdaq National Market on December 31, 1997, the last day of trading in 1997.

             AGGREGATE OPTION EXERCISES IN 1997 AND YEAR-END VALUES


                                                                                                        VALUE OF UNEXERCISED
                                                                 NUMBER OF SECURITIES UNDERLYING        IN-THE-MONEY OPTIONS
                              SHARES                           UNEXERCISED OPTIONS AT YEAR-END (1)         AT YEAR-END (1)
                            ACQUIRED ON     VALUE REALIZED     -----------------------------------  --------------------------
          NAME               EXERCISE             (2)           EXERCISABLE       UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
          ----              -----------     --------------     ------------       -------------     -----------  -------------
S. Jerrold Kaplan.......                0           n/a              n/a                 n/a                 n/a            n/a
Merle W. McIntosh.......           10,000      $227,500           22,708             138,292            $547,762     $3,324,118
Martha D. Greer.........           10,000      $227,500            1,458               9,542            $ 37,762     $  234,118
Dennis J. Shepard.......                0           n/a           17,500             103,500            $453,250     $2,667,630
Alan S. Fisher..........                0           n/a              n/a                 n/a                 n/a            n/a

---------------
(1) These values, unlike the amounts set forth in the column entitled "Value Realized," have not been, and may never be, realized and are based on the positive spread between the respective exercise prices of outstanding options and the closing price of ONSALE's Common Stock on December 31, 1997.

(2) "Value Realized" represents the fair market value of the shares of Common Stock underlying the option on the date of exercise less the aggregate exercise price of the option.

                             EMPLOYMENT AGREEMENTS


     Ms. Greer's offer letter of December 1996 provides for an initial annual salary of $125,000. The letter also provides for a one-time payment of $40,000 to reimburse her for relocation and interim living costs. At the commencement of her employment in December 1996, Ms. Greer also received an option to purchase 150,000 shares of Common Stock at an exercise price of $7.00 per share. The option vested as to 18,750 shares on June 1, 1997 and vests as to 3,125 shares each month thereafter. Ms. Greer's employment is "at will" and thus can be terminated at any time, with or without formal cause.

     Mr. McIntosh's offer letter of February 1997 provides for an initial annual salary of $175,000 commencing on March 12, 1997, and for reimbursement of up to $25,000 of costs associated with his relocation to California. At the commencement of his employment, Mr. McIntosh also received an option to purchase 150,000 shares of Common Stock at an exercise price of $7.00 per share. The option vested as to 18,750 shares on September 12, 1997 and vests as to 3,125 shares on the first day of each month thereafter. In the event that Mr. McIntosh is terminated without formal "cause" following a "change of control" transaction after the first six months of his employment, 25% of the unvested portion of his option will vest immediately upon his termination and he will receive three months' severance pay. Mr. McIntosh's employment is "at will" and thus can be terminated at any time, with or without formal cause.

     Mr. Shepard's offer letter of April 1997 provides for an initial annual salary of $175,000 commencing on April 28, 1997. The letter also provides for reimbursement of up to $5,000 of actual moving expenses. At the commencement of his employment, Mr. Shepard also received an option to purchase 120,000 shares of Common Stock at an exercise price of $5.10 per share. The option vested as to 15,000 shares on November 12, 1997 and vests as to 2,500 shares each month thereafter.

                        REPORT ON EXECUTIVE COMPENSATION

  This Report of the Compensation Committee is required by the SEC and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act, or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such acts.

  Final decisions regarding executive compensation and stock option grants to executives are made by the Compensation Committee of the Board. The Compensation Committee is composed of two independent non-employee directors, neither of whom has any interlocking relationship as defined by the SEC.

GENERAL COMPENSATION POLICY

  The Compensation Committee acts on behalf of the Board to establish the general compensation policy of the Company for all employees of the Company. The Compensation Committee typically reviews base salary levels for the Chief Executive Officer ("CEO") and other executive officers and employees of the Company at or about the beginning of each year. The Compensation Committee administers the Company's incentive and equity plans, including the 1995 Equity Incentive Plan (the "Incentive Plan") and the 1996 Directors Stock Option Plan (the "Directors Plan").

  The Compensation Committee's philosophy in compensating executive officers, including the CEO, is to relate compensation to corporate performance. Long-term equity incentives for executive officers are effected through the granting of stock options under the Incentive Plan. Stock options generally have value for the executive only if the price of the Company's stock increases above the fair market value on the grant date and the executive remains in the Company's employ for the period required for the shares to vest.

  The base salaries and stock option grants of the executive officers are determined in part by the Compensation Committee informally reviewing data on prevailing compensation practices in technology companies with whom the Company competes for executive talent and by their evaluating such information in connection with the Company's corporate goals. To this end, the Compensation Committee attempted to compare the compensation of the Company's executive officers with the compensation practices of comparable companies to determine base salary, target bonuses and target total cash compensation. In addition to their base salaries, the Company's executive officers, including the CEO, are each eligible to participate in the Incentive Plan.

  In preparing the performance graph for this Proxy Statement, the Company used the Morgan Stanley High Technology Index as its published line of business index. The compensation practices of most of the companies in the Morgan Stanley High Technology Index were not reviewed by the Company when the Compensation Committee reviewed the compensation information described above because such companies were determined not to be competitive with the Company for executive talent.

1997 EXECUTIVE COMPENSATION

  Base Compensation. The Compensation Committee reviewed the recommendations and performance and market data outlined above and established a base salary level for each executive officer, including the CEO.

  Incentive Compensation. The Company paid no cash bonuses to its executive officers in 1997 and has no plans to do so in 1998.

  Stock Options. In 1997 stock options were granted to certain executive officers as incentives for them to become employees or to aid in the retention of executive officers and to align their interests with those of the stockholders. Stock options typically have been granted to executive officers when the executive first joins the Company, in connection with a significant change in responsibilities and, occasionally, to achieve equity within a peer group. The Compensation Committee may, however, grant additional stock options to executives for other reasons. The number of shares subject to each stock option granted is within the discretion of the Compensation

Committee and is based on anticipated future contribution and ability to impact corporate and/or business unit results, past performance or consistency within the executive's peer group. In 1997, the Compensation Committee considered these factors, as well as the number of options held by such executive officers as of the date of grant that remained unvested. In the discretion of the Compensation Committee, executive officers may also be granted stock options under the Incentive Plan to provide greater incentive to continue their employment with the Company and to strive to increase the value of the Company's Common Stock. The stock options generally become exercisable over a four-year period and are granted at an exercise price that is equal to the fair market value of the Company's Common Stock on the date of grant.

  Company Performance and CEO Compensation. Mr. Kaplan did not receive a bonus in 1997 nor did he receive any stock options in that year.

  Compliance with Section 162(m) of the Internal Revenue Code of 1986. The Company intends to comply with the requirements of Section 162(m) of the Code. The Stock Purchase Plan is already in compliance with Section 162(m) by limiting stock awards to named executive officers. The Company does not expect cash compensation for 1998 to be in excess of $1,000,000 or consequently to be affected by the requirements of Section 162(m).


                               MEMBERS OF THE COMPENSATION COMMITTEE

                               Peter L. Harris
                               Kenneth J. Orton

                        COMPANY STOCK PRICE PERFORMANCE

     The stock price performance graph below is required by the SEC and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.

     The graph below compares the cumulative total stockholder return on (i) the Common Stock of the Company with (ii) the Nasdaq Stock Market--Composite Index and (iii) the Morgan Stanley High Technology Index from April 17, 1997 (the effective date of the Company's registration statement with respect to the Company's initial public offering) to December 31, 1997 (assuming the investment of $100 in the Company's Common Stock and in each of the other indices on the date of the Company's initial public offering, and reinvestment of all dividends).

     The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company's Common Stock.

                       [PERFORMANCE GRAPH APPEARS HERE]

  The above graph was plotted using the following data:

                                                        NASDAQ STOCK MARKET -        MORGAN STANLEY HIGH
                               ONSALE, INC.                COMPOSITE INDEX             TECHNOLOGY INDEX
                         -------------------------      ----------------------       ----------------------
                         MARKET         INVESTMENT                  INVESTMENT                   INVESTMENT
  DATE                    PRICE           VALUE         INDEX          VALUE         INDEX          VALUE
  ----                   ------         ----------      -----       ----------       -----       -----------
4/17/97                     6.00           $100         $1,217          $100          $357           $100
6/30/97                     9.25           $154         $1,442          $118          $426           $119
9/30/97                    32.25           $537         $1,685          $138          $520           $145
12/31/97                   18.00           $300         $1,570          $129          $447           $125

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   ONSALE, INC.

Date:  May 15, 1998        By:           /s/ S. Jerrold Kaplan
                              --------------------------------------------------
                                             S. Jerrold Kaplan
                                     President and Chief  Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                   NAME                                     TITLE                                DATE
                   ----                                     -----                                ----

PRINCIPAL EXECUTIVE OFFICER:

           /s/ S. Jerrold Kaplan             President and Chief Executive  Officer           May 15, 1998
-------------------------------------------            and a Director
             S. Jerrold Kaplan

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

           /s/ Leslie S. Benson              Vice President, Controller and Acting            May 15, 1998
-------------------------------------------         Chief Financial Officer
             Leslie S. Benson

ADDITIONAL DIRECTORS:

            /s/ Alan S. Fisher*              Director                                         May 15, 1998
-------------------------------------------
              Alan S. Fisher

           /s/ Peter L. Harris*              Director                                         May 15, 1998
-------------------------------------------
              Peter L. Harris

           /s/ Peter H. Jackson*             Director                                         May 15, 1998
-------------------------------------------
             Peter H. Jackson

           /s/ Kenneth J. Orton*             Director                                         May 15, 1998
-------------------------------------------
             Kenneth J. Orton

   *By:  /s/ S. Jerrold Kaplan
-------------------------------------------
             S. Jerrold Kaplan
             Attorney-in-fact