Form 10-Q
period 1998-06-30
ONSALE INC
filed 1998-08-14
CIK 1026506

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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



                           1350 WILLOW ROAD, STE. 100
                          MENLO PARK, CALIFORNIA 94025
                    (Address of principal executive offices)
                             _____________________

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



                             Yes   X            No
                                 ------            ------



As of July 31, 1998, there were 18,942,779 shares of the Registrant's Common Stock outstanding.

================================================================================

                                     INDEX

                                                              Page
                                                              Number
PART I  - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

          Balance Sheets as of June 30, 1998
          and December 31, 1997 (Unaudited)                      3

          Statements of Operations for the Three and Six
          Months Ended June 30, 1998 and 1997 (Unaudited)        4

          Statements of Cash Flows for the Six Months Ended
          June 30, 1998 and 1997 (Unaudited)                     5

          Notes to Financial Statements (Unaudited)              6

ITEM 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   10

ITEM 3:   Quantitative and Qualitative Disclosures About
          Market Risk                                           19


PART II  -  OTHER INFORMATION

ITEM 1:   Legal Proceedings                                      20

ITEM 2:   Changes in Securities and Use of Proceeds              20

ITEM 3:   Defaults Upon Senior Securities                        20

ITEM 4:   Submission of Matters to a Vote of Security Holders    21

ITEM 5:   Other Information                                      22

ITEM 6:   Exhibits and Reports on Form 8-K                       22


Part I  - FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                                 ONSALE, INC.
                                 BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)




                                                                                                June 30,              December 31,
                                                                                                  1998                    1997
ASSETS                                                                                     -----------------      ------------------

Current assets:
 Cash and cash equivalents                                                                   $  34,840               $  56,566
 Short-term investments                                                                         17,149                       -
 Accounts receivable, net of allowances of $860 and $154, respectively                           2,705                   2,390
 Merchandise inventory                                                                           7,213                   5,632
 Prepaid expenses and other current assets                                                       1,406                     865
                                                                                             ---------               ---------
    Total current assets                                                                        63,313                  65,453

Property and equipment, net                                                                      3,416                   1,535
Other assets                                                                                       145                     155
     Total assets                                                                            ---------               ---------
                                                                                             $  66,874               $  67,143
                                                                                             =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                            $   7,441               $   2,408
 Accrued expenses                                                                                3,884                   1,963
 Deferred revenue                                                                                  761                     503
                                                                                             ---------               ---------
     Total current liabilities                                                                  12,086                   4,874

Stockholders' equity:
  Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized;
    no shares designated, issued and outstanding                                                     -                       -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
    18,866,721 and 18,642,015 shares issued and outstanding, respectively                           19                      19
    Additional paid-in capital                                                                  65,548                  64,801
    Accumulated deficit                                                                        (10,779)                 (2,551)
                                                                                             ---------               ---------
      Total stockholders' equity                                                                54,788                  62,269
                                                                                             ---------               ---------
      Total liabilities and stockholders' equity                                             $  66,874               $  67,143
                                                                                             =========               =========

      See notes to financial statements.

                                  ONSALE, INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                        June 30,
                                                          -----------------------------    ---------------------------

                                                              1998           1997               1998           1997
                                                              ----           ----               ----           ----
Revenue:
  Merchandise                                              $  50,138      $  17,860          $  89,450      $  29,556
  Commission and other revenue                                   658            715              1,515          1,333
                                                           ---------      ---------          ---------      ---------
     Total revenue                                            50,796         18,575             90,965         30,889

Cost of revenue:
  Cost of goods sold                                          46,138          16,146             82,027         26,672
  Accounting reserves                                              -               -                789              -
                                                          ----------      ----------         ----------     ----------
     Total cost of revenue                                    46,138          16,146             82,816         26,672
                                                          ----------      ----------         ----------     ----------

Gross profit                                                   4,658           2,429              8,149          4,217
                                                          ----------      ----------         ----------     ----------

Operating expenses:
  Sales and marketing                                          4,802              948             8,776          1,338
  General and administrative                                   3,357            1,294             6,661          2,083
  Engineering                                                  1,252              589             2,383          1,150
                                                          ----------       ----------        ----------     ----------
     Total operating expenses                                  9,411            2,831            17,820          4,571
                                                          ----------       ----------        ----------     ----------

Loss from operations                                          (4,753)            (402)           (9,671)          (354)

Interest and other income, net                                   716              148             1,443            180
                                                          ----------       ----------        ----------     ----------

Loss before income taxes                                      (4,037)            (254)           (8,228)          (174)

Income tax benefit                                                 -               28                 -              -
                                                          ----------       ----------        ----------     ----------

Net loss                                                   $  (4,037)     $     (226)         $  (8,228)    $     (174)
                                                           =========      ==========          =========     ==========

Net loss per share:
     Basic and Diluted                                     $   (0.21)      $   (0.01)         $   (0.44)     $   (0.01)
                                                           =========      ==========          =========     ==========

Shares used in net loss per share calculations:
     Basic and Diluted                                        18,808          16,638             18,753         14,421
                                                           =========      ==========          =========     ==========


     See notes to financial statements.

                                  ONSALE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                      Six Months Ended
                                                                          June 30,
                                                           -------------------------------------
                                                                1998                   1997
                                                           --------------          -------------
Cash flows from operating activities:

   Net loss                                                     $(8,228)                $  (174)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                  728                     122
     Changes in assets and liabilities:
       Accounts receivable, net                                    (314)                   (218)
       Merchandise inventory                                     (1,581)                 (5,188)
       Prepaid expenses and other assets                           (531)                    255
       Accounts payable                                           5,033                  (1,735)
       Accrued expenses                                           1,923                     424
       Deferred revenue                                             258                     413
                                                                --------                -------
       Net cash used in operating activities                     (2,712)                (6,101)
                                                                --------                -------


Cash flows from investing activities:
   Purchase of short-term, available-for-sale investments        (17,149)                    -
   Purchase of property and equipment                             (2,609)                  (768)
                                                                --------                -------
       Net cash used in investing activities                     (19,758)                  (768)


Cash flows from financing activities:

  Payment of promissory note issued for common stock                  -                     100
  Proceeds from issuance of common stock                             744                 16,709
                                                                --------                -------
       Net cash provided by financing activities                     744                 16,809
                                                                --------                -------

Net increase (decrease) in cash and cash equivalents             (21,726)                 9,940

Cash and cash equivalents at beginning of period                  56,566                  2,729
                                                                --------                -------

Cash and cash equivalents at end of period                      $ 34,840                $12,669
                                                                ========                =======


See notes to financial statements.

                                  ONSALE, Inc.
                         Notes to Financial Statements
                                 June 30, 1998
                                  (unaudited)



1.   BASIS OF PRESENTATION


     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present ONSALE, Inc.'s ("ONSALE" or the "Company") financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1998. Certain prior years' balances have been reclassified to conform to the current year's presentation.

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

     The reconciliation of total revenue in the Statements of Operations to gross merchandise sales is as follows:


                                                  Three Months Ended                Six Months Ended
(in thousands)                                         June 30,                         June 30,
                                                      ---------                        ---------
                                                1998            1997               1998         1997
                                              --------        -------            --------       -------
Total revenue                                 $50,796         $18,575             $90,965      $30,889
Plus: gross Agent Sales                         8,438           6,683              19,389       12,928
Less: net Agent Sales                            (658)           (715)             (1,515)      (1,333)
                                             --------         -------             -------     --------
Gross merchandise sales                       $58,576         $24,543            $108,839      $42,484
                                              =======         =======            ========      =======

3.   NET LOSS PER SHARE


     Net loss per share is calculated in accordance with the provisions of SFAS No.128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. SFAS 128 also requires a reconciliation of the numerators and denominators used in basic and diluted net loss per share calculations as follows:


                                                        Three Months Ended                         Six Months Ended
                                                              June 30,                                 June 30,
                                                              --------                                 --------
(in thousands, except per share data)                   1998            1997                      1998             1997
                                                       -------         -------                   -------          -------
Net loss                                               $(4,037)        $  (226)                  $(8,228)         $ (174)
                                                       =======         =======                   =======          ======
Weighted average common shares outstanding (basic)      18,808          16,638                    18,753           14,421
Weighted average common stock equivalents                    -               -                        -                -
Weighted average common shares outstanding (diluted)    18,808          16,638                    18,753           14,421
                                                       =======         =======                   =======          =======
Net loss per share:
     Basic and Diluted                                  $(0.21)        $ (0.01)                  $ (0.44)         $ (0.01)
                                                       =======         =======                   =======          =======

During the quarter ended June 30, 1998, options to purchase 2,186,758 shares were outstanding but were not included in the computation because they were antidilutive.

4.   LOANS TO OFFICERS

     In the first and second quarters of 1998, the Company entered into secured loan agreements with two officers of the Company for housing assistance, under which the Company loaned each of the officers $350,000. The loans, which are secured by real estate and stock options, are due and payable in the third and fourth quarters of 1998 with interest at rates ranging from 5.6% to 6.0%.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivative gains and losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such a derivative. Adopting the provisions of SFAS 133 is not expected to have a material effect on the Company's financial statements. The standard is effective for the Company in 2000.

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

     SFAS 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the quarter ended June 30, 1998, such items were not significant, and the Company's comprehensive loss approximated its net loss.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company does not believe that SOP 98-1 will have a significant effect on the Company's financial statements.

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

     This Form 10-Q contains forward-looking statements regarding the Company and future expectations, which involve certain risks and uncertainties. Factors that could cause the Company's results to differ materially from management's projections, estimates and expectations include, but are not limited to: problems related to the first quarter of 1998 charge for unreconciled merchandise adjustments (accounting reserves), including the risk that some or all of the charge may not be reconciled and recovered in future periods; the risk that similar problems might recur in subsequent periods; the likely expenses related to reconciling the merchandise adjustments retrospectively and implementing corrective procedures; problems related to managing the Company's continued growth, including management of inventory shrinkage resulting from theft, loss and misrecording of inventory related transactions; dependence on its relationship with other online companies to drive traffic to the Company's site; continued reliance on merchandise vendors; the inventory and price risks of the Company's purchasing merchandise in principal transactions; management of customer returns; uncertainties of introducing new categories of merchandise and businesses; actual and potential competition; dependence on the Internet; uncertain acceptance of the ONSALE brand and reliance on automated technology. These risks and uncertainties are described in more detail in the Company's 1997 Annual Report on Form 10-K under "Risk Factors." See also "Risk Factors" below.

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

REVENUE

     Revenue consists of merchandise revenues (Principal Sales on a purchase and consignment basis) and commission and other revenue (comprised of Agent Sales, commissions on The ONSALE Exchange transactions, and advertising revenue).
Total revenue for the quarters ended June 30, 1998 and June 30, 1997 was $50.8 million and $18.6 million, respectively, representing an increase of 173%, while total revenue for the six months ended June 30, 1998 and 1997 was $91.0 million and $30.9 million, respectively, representing an increase of 194%. Gross merchandise sales for the quarters ended June 30, 1998 and 1997 was $58.6 million and $24.5 million, respectively, representing an increase of 139%, while gross merchandise sales for the six months ended June 30, 1998 and 1997 was $108.8 million and $42.5 million, respectively, representing an increase of 156%. The increase in total revenue and gross merchandise sales in the quarter and six months ended June 30, 1998 as compared to June 30, 1997 was due to significant investments in marketing programs, initiated in the third quarter of 1997, designed to promote and maintain brand awareness of the Company; significant growth in its customer base; increases in the amount of merchandise obtained from vendors; an increase in the number of auctions per week from 3 to 5 per week during the first and second quarters of 1997 to 7 auctions per week during the first and second quarters of 1998; continued technological advances in the Company's systems allowing for a greater volume of sales and an overall increase in demand for the Company's expanding array of merchandise. In addition, the Company began selling sports and fitness equipment, charging commissions for The ONSALE Exchange and charging for advertising on its Web site in the fourth quarter of 1997. Revenue from advertising and The ONSALE Exchange was not significant for the three and six months ended June 30, 1998. See "Risk Factors" below.

     The following tables (i) reconcile total revenue to gross merchandise and
(ii) set forth the composition of gross merchandise sales for the three and six months ended June 30, 1998 and 1997:

                                                 Three Months Ended               Six Months Ended
(in thousands)                                        June 30,                        June 30,
                                                      --------                        --------
                                                 1998          1997              1998           1997
                                               ---------    ---------         ---------      ---------
Total revenue                                  $  50,796    $  18,575         $  90,965     $   30,889
Plus: gross Agent Sales                            8,438        6,683            19,389         12,928
Less: net Agent Sales                               (658)        (715)           (1,515)        (1,333)
                                               ---------    ---------         ---------      ---------
Gross merchandise sales                        $  58,576    $  24,543         $ 108,839      $  42,484
                                               =========    =========         =========      =========


                                                 Three Months Ended               Six Months Ended
(in thousands)                                        June 30,                        June 30,
                                                      --------                        --------
                                                 1998          1997              1998           1997
                                               ---------    ---------         ---------      ---------

Principal Sales model-purchased inventory       $25,232      $ 9,359            $ 44,959       $13,920
Principal Sales model-consigned inventory        24,906        8,501              44,491        15,636
Agent Sales model                                 8,438        6,683              19,389        12,928
                                                -------      -------            --------       -------
Gross merchandise sales                         $58,576      $24,543            $108,839       $42,484
                                                =======      =======            ========       =======

       The Company's gross merchandise sales derived from Principal Sales were 85.6% and 72.8% of total gross merchandise sales for the quarters ended June 30, 1998 and 1997, and 82.2% and 69.6% for the six months ended June 30, 1998 and June 30, 1997, respectively. The Company continued to increase its purchasing of merchandise from vendors, particularly from manufacturers, because the Company believed it had the potential to provide better customer service and to achieve higher gross margins over time by controlling the purchase of merchandise. The Company has been working with its Principal consignment and Agent suppliers to establish standard customer service terms. Due to the risk factors involved in owning its own merchandise and the customer service terms agreed to by its suppliers, the Company will be balancing its sales between purchased inventory and fixed margin (Principal consignment and Agent Sales transactions) arrangements over time. See "Risk Factors" below.

GROSS PROFIT

     For the quarters ended June 30, 1998 and 1997, gross profit was 9.2% and 13.1% of total revenue, respectively. For these same periods, gross profit as a percentage of gross merchandise sales was 8.0% and 9.9%, respectively. Gross margin percentages were lower in the second quarter of 1998 as compared with the second quarter of 1997, due to lower gross margin percentages on purchased inventory. The Company chose to sell its purchased inventory at a lower margin to decrease the risk of loss in future quarters and to continue its sales growth with current and new customers. The Company was able to reduce its inventory balance by 9% as compared with the March 31, 1998 balance of $7.9 million, while increasing total revenue by 26% over the quarter ended March 31, 1998.

     For the six months ended June 30, 1998 and 1997, gross profit was 9.0% and 13.7% of total revenue, respectively. Gross profit for these same periods as a percentage of gross merchandise sales was 7.5% and 9.9%, respectively. Gross margin was lower in 1998 due to lower gross margins on purchased inventory in the second quarter of 1998, additional reserves related to customer returns in the first quarter, and a first quarter charge to cost of revenue of $789,000 related to certain unreconciled merchandise adjustments arising in the quarter. Excluding the charge, gross profit represented 9.8% and 8.2% of total revenue and gross merchandise sales, respectively, for the six months ended June 30, 1998. The Company believes that this charge was prudent to reserve against certain exposures and will recognize any recoveries of these reserves if identified through future investigations.

     Gross profit on Principal Sales represented 8.0% and 9.6% of Principal Sales for the quarters ended June 30, 1998 and 1997, respectively, and for the six months ended June 30, 1998 and 1997 were 7.4% and 9.8%, respectively. Excluding the charge for accounting reserve, gross profit on Principal Sales was 8.3% for the six months ended June 30, 1998. The decrease in the Company's gross margin on Principal Sales for the quarter and six months ended June 30, 1998 as compared to the quarter and six months ended June 30, 1997, was due to lower gross margins on purchased inventory in the second quarter of 1998 and establishing additional reserves related to customer returns in the first quarter of 1998.

     Gross profit on Agent Sales (including The ONSALE Exchange transactions) represented 7.8% and 10.7% for the quarters ended June 30, 1998 and June 30, 1997, respectively. For the six months ended June 30, 1998 and 1997, gross profit on Agent Sales (including The ONSALE Exchange transactions) was 7.8% and 10.3%, respectively. The decrease in gross margin on Agent Sales was primarily due to the Company launching The ONSALE Exchange at the end of 1997. The

ONSALE Exchange generates lower gross margins than the other sales models. Because commissions from The ONSALE Exchange transactions are generally lower than commissions on Agent Sales, overall margins on Agent Sales may continue to decline if The ONSALE Exchange volume grows more rapidly than sales under the Agent Sales model. See "Risk Factors" below.

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

Sales and Marketing. Sales and marketing expenses consist of advertising expenditures, payroll and related expenses for sales, marketing and merchandise acquisition personnel, and promotional material. As a percentage of gross merchandise sales, these expenses represented 8.2% and 3.9% for the quarters ended June 30, 1998 and 1997, respectively and 8.1% and 3.1% for the six months ended June 30, 1998 and 1997, respectively. In the third quarter of 1997, the Company initiated its Internet advertising program. The increase in sales and marketing expense is related to the expansion of this advertising program in addition to increases in the Company's marketing staff and increased expenses associated with promotion and marketing of the Company's services. The Company expects sales and marketing expenses to increase as it continues to enhance its brand recognition through marketing alliances. However, there can be no assurance that the increase in such expenses will actually result in enhanced brand recognition. See "Risk Factors" below.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for customer service, bad debt expense, facilities expenses, executive, accounting and logistical personnel, recruiting and other general corporate expenses. As a percentage of gross merchandise sales, these expenses represented 5.7% and 5.3% for the quarters ended June 30, 1998 and 1997, respectively, and 6.1% and 4.9% of gross merchandise sales for the six months ended June 30, 1998 and 1997, respectively. The dollar increases in general and administrative expenses for the quarter ended June 30, 1998 as compared to June 30, 1997 were primarily attributable to the hiring of additional key executives and other personnel, increases in bad debt, facilities expenses, and other professional services costs. The Company expects general and administrative expenses to increase in absolute dollars for the remainder of 1998, as the Company expands its officer group, staff and facilities, and incurs additional costs related to being a public company. However, due to the extremely competitive market for highly-qualified officers and staff, there can be no assurance that ONSALE will be able to satisfy its current expansion objective. See "Risk Factors" below.

Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, operate and monitor the Company's Web site and related systems, and equipment costs. These expenses represented 2.1% and 2.4% of gross merchandise sales for the quarters ended June 30, 1998 and 1997, respectively, and 2.2% and 2.7% of gross merchandise sales for the six months ended June 30, 1998 and 1997, respectively. The dollar increases in the Company's engineering expenses were primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of the Company's Web site and related systems.
To date, all engineering costs have been expensed as incurred. The Company expects engineering expenses to increase in absolute dollars in the future. See "Risk Factors" below.

Interest and Other Income, Net. The Company's interest and other income, net, was $716,000, and $148,000 for the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997 the Company's interest and other income, net, was $1,443,000, and $180,000 respectively. The increases in interest and other income were due to increased cash balances resulting almost entirely from the proceeds from the Company's initial and secondary public offerings, which netted proceeds of approximately $14.8 million in April 1997 and $45.1 million in October 1997, respectively. See "Risk Factors" below.

Income Taxes. The Company had net losses for the six months ended June 30, 1998 and for the year ended December 31, 1997, and thus no provision for income taxes was recorded for these periods. The Company expects to continue to experience net losses through at least the first two quarters of 1999, and the Company does not expect to record a provision for income taxes in any period in which it experiences a net loss.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through the sale of Common Stock in the Company's initial public offering for approximately $14.8 million in April 1997, its secondary offering, which netted proceeds of approximately $45.1 million in October 1997, the private sale of Series A Preferred Stock and warrants for approximately $2.3 million in September 1996 and the sale of $1.9 million of Series B Preferred Stock pursuant to the exercise of warrants in March 1997. Net cash used in operating activities for the six months ended June 30, 1998 was $2.7 million, primarily attributable to the Company's net loss of $8.2 million, an increase in merchandise inventory of $1.6 million, partially offset by an increase in accounts payable and accrued expenses of $7.0 million. The net cash used in operating activities in the six months ended June 30, 1997, was $6.1 million. The funds were used primarily to increase merchandise inventory by $5.2 million as the Company began to shift to the Principal Sales model.

     Net cash used in investing activities represented $19.8 million and $768,000 for the six months ended June 30, 1998 and 1997, respectively. This cash was used primarily for the purchase of short-term available-for-sale investments and for purchases of property and equipment.

     Net cash provided by financing activities of approximately $744,000 during the six months ended June 30, 1998 resulted from the issuance of common stock upon the exercise of a warrant by a financial institution. During the six months ended June 30, 1997 the $16.8 million of net cash provided by financing activities was primarily attributable to the Company's initial public offering of approximately $14.8 million in April 1997, and the issuance of preferred stock upon the exercise of warrants by two investors.

     As of June 30, 1998, the Company had approximately $34.8 million of cash and cash equivalents and $17.2 million of short-term investments.

     As of June 30, 1998, the Company's principal commitments consisted of obligations of approximately $5.2 million under operating leases for its corporate headquarters, which expire in 2002. Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $1.1 million of property and equipment during the remainder of 1998. In addition, the Company has spent approximately $700,000 through the quarter ended June 30, 1998 to install its new financial system. The Company has certain sponsorship agreements allowing it to appear as the auction sponsor and, in some cases, the exclusive auction sponsor, on specific Web sites. These agreements require future minimum payments of up to $2.0 million and under certain circumstances incremental fees based on the volume of traffic to its Web site. These agreements expire at various times through December 1998.

     In the second quarter of 1998, the Company entered into a joint venture with Softbank Corp. to perform on-line auctions for the Japanese market. The Company's share of the initial investment, approximately $2.0 million, will be funded through a loan from Softbank Corp.

     The Company intends in the future to offer credit to certain customers, which may require additional cash to support the anticipated growth in accounts receivable. The Company expects its operating expenses to increase as a result of increased staffing, expanded marketing efforts, increased software development efforts, and its growing infrastructure. As a result, the Company expects to experience quarterly net losses through at least the first half of 1999, and thus may need to finance its accounts receivable, capital expenditures and some portion of its operating expenses from its current cash and cash equivalents balances. The Company believes that its current cash and cash equivalent balance will meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company may consider alternative financing, such as the issuance of additional equity or convertible debt securities or obtain further credit facilities, if market conditions make such alternatives financially attractive for funding the Company's expansion. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company's internally developed systems and its accounting system are Year 2000 compliant. During 1998, the Company has been working with its vendors and third party processors to ensure compatibility with the Year 2000 issue. Costs related to the Company's Year 2000 plan have been expensed as incurred and are not currently expected to have a material effect on the results of operations of the Company. The Company's estimate of costs related to Year 2000 compliance is a forward-looking statement that is subject to risks and uncertainties, including the risk that the operations of the Company's credit card processors and merchandise vendors could be disrupted by Year 2000 problems.

RISK FACTORS AND FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, due to a number of factors, many of which are outside the Company's control. These factors include (i) the Company's ability to attract new customers at a steady rate, manage its inventory mix and the mix of products offered at auction, meet certain pricing targets, liquidate its inventory in a timely manner, maintain gross margins and maintain customer satisfaction, (ii) the availability and pricing of merchandise from vendors, (iii) the Company's ability to manage customer returns and shrinkage resulting from theft, loss, and misrecording of inventory, (iv) product obsolescence and pricing erosion, (v) consumer confidence in encrypted transactions in the Internet environment, (vi) the timing, cost and availability of advertising on other Web sites, (vii) the amount and timing of costs relating to expansion of the Company's operations,
(viii) the announcement or introduction of new types of merchandise, service offerings or customer services by the Company or its competitors, (ix) technical difficulties with respect to consumer use of the auction format on the Company's Web site, (x) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems, (xi) delays in shipments as a result of strikes or other problems with the Company's delivery service providers or the loss of the Company's credit card processor, (xii) general economic conditions and economic conditions specific to the Internet and electronic commerce, (xiii) uncertainties of introducing new categories of merchandise and businesses. As a strategic response to changes in the competitive environment, the Company may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on the Company's quarterly results of operations and financial condition. The Company also expects that, in the future, it like other retailers may experience seasonality in its business related to seasonality in Internet usage and traditional retail fluctuations. Due to all of the foregoing factors, in some future quarter the Company's operating results may not meet the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected. In addition, the Company expects to experience net losses through at least the first two quarters of 1999.

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

RELIANCE ON MERCHANDISE VENDORS

     The Company is entirely dependent upon vendors to supply it with merchandise for sale through the Company's Internet auctions and the availability of merchandise is unpredictable. In 1997 and for the first half of 1998, approximately 30% of the Company's gross merchandise sales was derived from merchandise acquired from the five most significant vendors for that year, respectively, although no vendor accounted for more than 10% of gross merchandise sales. The Company has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise for its auctions. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company or otherwise to provide merchandise for sale in the Company's auctions or that the Company will be able to establish new vendor relationships that ensure merchandise will be available for auction on the Company's Web site. The Company also relies on many of its vendors to ship merchandise to customers. The Company has limited control over the shipping procedures of its vendors, and shipments by these vendors have often been subject to delays. Although most merchandise sold by the Company carries a warranty supplied either by the manufacturer or the vendor and the Company is not obligated to accept merchandise returns, the Company in fact has accepted returns from customers for which the Company did not receive reimbursements from its vendors or manufacturers. If the Company is unable to develop and maintain satisfactory relationships with vendors on acceptable commercial terms, or if the Company is unable to obtain sufficient quantities of merchandise, or if the quality of service provided by such vendors falls below a satisfactory standard or if the Company's level of returns exceeds its expectations, the Company's business, results of operations and financial condition will be materially adversely affected.

MANAGEMENT OF GROWTH

     The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company expanded from 129 employees at December 31, 1997 to 169 employees at June 30, 1998 and its sales increased from over 24,000 units per week at December 31, 1997 to over 41,000 units per week at the quarter ended June 30, 1998. The Company's new employees include a number of key managerial and technical employees who have not yet been fully integrated into the Company's management team, and the Company seeks to add additional key personnel in the near future. There can be no assurance that the Company will be able to identify appropriate candidates for its management needs, successfully recruit such persons, or retain the agencies of such persons. Increases in the number of employees and the volume of merchandise sales have placed significant demands on the Company's management, which until January 1997 included only three executive officers. In order to manage the expected growth of its operations, the Company will be required to expand existing operations, particularly with respect to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls, including improvement, on a timely basis, of its financial and other internal management systems, and to train, manage and expand its already growing employee base. The Company also replaced its existing finance and accounting system software in the second quarter of 1998 and continues to expand its accounting staff. Further, the Company's management will be required to maintain relationships with various merchandise vendors, freight companies, warehouse operators, other Web sites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing environment. The Company expects in the future to begin offering credit to certain of its customers that have been pre-qualified as having appropriate credit ratings and, accordingly, will be required to manage the associated risks of accounts receivable expansion and collection. There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected.

RISKS OF A PRINCIPAL SALES MODEL

     Since the second quarter of 1997, sales of purchased inventory have represented between 40% and 50% of total gross merchandise sales. Purchased inventory sales add additional risks from consignment inventory sales. These risks include the potential declination of market value related to the refurbished and excess goods sold by the Company; the ability to manage customer returns and credits associated with merchandise returned to vendors;

 shrinkage resulting from theft, loss or misrecording of inventory; and the unpredictable selling price due to the nature of the auction process.

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

     The Company's business model continues to evolve. The Company has expanded the focus of its operations beyond the auction and sale of refurbished and close-out computers, consumer electronics and sports and fitness equipment to the auction and sale of other excess merchandise. Recently the Company announced that it will launch a travel and vacation auction site to offer certain condominium rental weeks and has entered into a partnership to provide online auctions for vendors, manufacturers and businesses that buy and sell industrial products ("vertical trade" communities). The Company has also entered into a joint venture with a Japanese software distributor to perform online auctions in Japan. To date, the Company has limited experience in conducting auctions and developing localized versions of its Web site in foreign markets. There is no guarantee that this venture will be successful or that the social, economic or market conditions will support this type of venture. The Company expects to continue to develop its business model and to explore other opportunities such as the use of the Company's Web site as an advertising medium for services and products of other companies. As its business model evolves, the Company risks diluting its brand, confusing customers and decreasing interest from vendors. In addition, the Company could be exposed to additional or new risks associated with these new opportunities. If the Company were unable to address these risks, the Company's business, results of operations and financial condition would be materially adversely affected.

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

     From April 17, 1997 to June 30, 1998, the aggregate amount of expenses incurred for the Company's account in connection with the Offering (other than the underwriting discount set forth above) was $1.7 million, including $403,000 paid to the underwriters' counsel. None of the expenses was a direct or indirect payment to directors, officers or their associates, persons owning 10% or more of the Common Stock of the Company or affiliates of the Company; all expenses were direct or indirect payments to independent third parties. The net offering proceeds to the Company after deducting both the underwriting discount and the aggregate offering expenses were $14.8 million.

     From April 17, 1997 to June 30, 1998, the amount of the net proceeds applied to various categories of expenditures were as follows (in thousands):

     Purchase of property and equipment..............     $  3,780
     Working capital.................................     $ 11,028

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of Stockholders of ONSALE, Inc. was held on May 18, 1998. Matters voted on at the meeting and votes cast on each were as follows:

(1) To re-elect the following five directors of the Company, each to serve until the next Annual Meeting of Stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal.

                                                                                Authority Withheld
                                  For                  Authority Withheld       From All Nominees
                                 -----               ----------------------     ------------------

S. Jerrold Kaplan             11,163,721                      11,356                   0
Alan S. Fisher                11,163,021                      12,056                   0
Peter L. Harris               11,163,243                      11,834                   0
Peter H. Jackson              11,163,543                      11,534                   0
Kenneth J. Orton              10,695,851                     479,226                   0


(2) To approve an amendment to the Company's 1995 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 3,500,000 shares to 5,000,000 shares.

      For               Against              Abstain                Non-vote
      ---               -------              -------                --------
    7,723,658          1,078,486               7,005               2,365,928

(3)  To approve an amendment to the Company's 1996 Employee Stock Purchase Plan
(i) to increase the number of shares of Common Stock reserved for issuance thereunder from 150,000 shares to 300,000 shares, and (ii) to provide that the number of shares reserved for issuance thereunder will be increased automatically each year by an amount equal to 1.5% of the outstanding shares of the Company as of the last day of the prior year.

      For               Against              Abstain                Non-vote
      ---               -------              -------                --------
   7,918,819             881,100                9,230              2,365,928

(4) To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 1998.

      For               Against              Abstain                Non-vote
      ---               -------              -------                --------
   11,166,477            4,575                  3,925                  100

Item 5.   OTHER INFORMATION

     On June 24, 1998, ONSALE issued a press release announcing the appointment of John E. Labbett as Senior Vice President, Chief Financial Officer.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are being filed as part of this Report:

Exhibit 10.01 Lease Agreement between the Company and SCI Limited Partnership-I, dated March 31, 1998

Exhibit 27.01  Financial Data Schedule


(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 1998                            By:  /s/ John E. Labbett
                                                     ---------------------------
                                                      John E. Labbett
                                                      Senior Vice President and
                                                      Chief Financial Officer