Form 10-Q
period 1998-09-30
ONSALE INC
filed 1998-11-16
CIK 1026506

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                       Yes     X             No
                           ----------           ---------

   As of October 31, 1998, there were 19,188,868 shares of the Registrant's common stock outstanding.

================================================================================

                                     INDEX

                                                                       Page
                                                                       Number

PART I  - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

          Balance Sheets as of September 30, 1998 (Unaudited)
          and December 31, 1997                                          3

          Statements of Operations for the Three and Nine Months
          Ended September 30, 1998 and 1997 (Unaudited)                  4

          Statements of Cash Flows for the Nine Months Ended
          September 30, 1998 and 1997 (Unaudited)                        5

          Notes to Financial Statements (Unaudited)                      6

ITEM 2:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk    18

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings                                             19

ITEM 2:   Changes in Securities and Use of Proceeds                     19

ITEM 3:   Defaults Upon Senior Securities                               19

ITEM 4:   Submission of Matters to a Vote of Security Holders           19

ITEM 5:   Other Information                                             19

ITEM 6:   Exhibits and Reports on Form 8-K                              19

Part I  - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

                                  ONSALE, INC.
                                 BALANCE SHEETS
                       (in thousands, except share data)

                                           September 30,        December 31,
                                               1998                1997
                                               ----                ----
ASSETS                                      (unaudited)
Current assets:
   Cash and cash equivalents                 $ 30,135             $56,566
   Short-term investments                      16,850                   -
   Accounts receivable, net of
    allowances of $193 and
    $154, respectively                          4,175               2,390
   Merchandise inventory                       13,209               5,632
   Prepaid expenses and other
    current assets                                550                 865
                                             --------             -------
       Total current assets                    64,919              65,453

Property and equipment, net                     3,383               1,535
Investment in joint venture                     1,800                   -
Other assets                                      136                 155
                                             --------             -------
       Total assets                          $ 70,238             $67,143
                                             ========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $  9,137             $ 2,408
   Accrued expenses                             5,229               1,963
   Deferred revenue                             1,430                 503
                                             --------             -------
       Total current liabilities               15,796               4,874


Long-term liabilities to related party          2,000                   -

Stockholders' equity:
   Convertible preferred stock, $0.001
     par value; 2,000,000 shares
     authorized; no shares designated,
     issued and outstanding                         -                   -
   Common stock, $0.001 par value;
     30,000,000 shares authorized;
     19,172,190 and 18,642,015 shares
     issued and outstanding, respectively          19                  19
   Additional paid-in capital                  66,493              64,801
   Accumulated deficit                        (14,070)             (2,551)
                                             --------             -------
       Total stockholders' equity              52,442              62,269
                                             --------             -------
       Total liabilities and
        stockholders' equity                 $ 70,238             $67,143
                                             ========             =======


       See notes to financial statements.

                                  ONSALE, INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                                -------------                   -------------
                                             1998           1997             1998           1997
                                             ----           ----             ----           ----
Revenue:
   Merchandise                              $57,196        $24,198         $146,646        $53,754
   Commission and other revenue                 629            863            2,144          2,196
                                            -------        -------         --------        -------
       Total revenue                         57,825         25,061          148,790         55,950

Cost of revenue:
   Cost of goods sold                        51,654         21,109          131,332         46,867
   Accounting reserves                            -              -              789              -
                                            -------        -------         --------        -------
       Total cost of revenue                 51,654         21,109          132,121         46,867
                                            -------        -------         --------        -------

Gross profit                                  6,171          3,952           16,669          9,083
                                            -------        -------         --------        -------

Operating expenses:
   Sales and marketing                        6,493          2,771           18,069          5,435
   General and administrative                 2,127          1,166            8,337          2,837
   Engineering                                1,318            765            3,701          1,915
                                            -------        -------         --------        -------
       Total operating expenses               9,938          4,702           30,107         10,187
                                            -------        -------         --------        -------

Loss from operations                         (3,767)          (750)         (13,438)        (1,104)

Equity in net loss of joint venture            (200)             -             (200)             -
Interest and other income, net                  676            167            2,119            347
                                            -------        -------         --------        -------

Loss before income taxes                     (3,291)          (583)         (11,519)          (757)

Income tax benefit                                -              -                -              -
                                            -------        -------         --------        -------

Net loss                                    $(3,291)       $  (583)        $(11,519)       $  (757)
                                            =======        =======         ========        =======

Net loss per share:
   Basic and diluted                         $(0.17)        $(0.03)          $(0.61)        $(0.05)
                                            =======        =======         ========        =======

Shares used in net loss per share
 calculations:
   Basic and diluted                         19,065         16,782           18,858         16,155
                                            =======        =======         ========        =======

   See notes to financial statements.

                                 ONSALE, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                     -------------
                                                                               1998                 1997
                                                                               ----                 ----
Cash flows from operating activities:
   Net loss                                                                 $ (11,519)           $   (757)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
       Equity in net loss of joint venture                                        200                   -
       Depreciation and amortization                                            1,149                 281
       Changes in assets and liabilities:
           Accounts receivable, net                                            (1,785)             (1,829)
           Merchandise inventory                                               (7,577)             (5,663)
           Prepaid expenses and other assets                                      334                 141
           Accounts payable                                                     6,729                (547)
           Accrued expenses                                                     3,266               1,039
           Deferred revenue                                                       927                (164)
                                                                            ---------            --------
               Net cash used in operating activities                           (8,276)             (7,499)
                                                                            ---------            --------

Cash flows from investing activities:
   Purchases of short-term, available-for-sale investments                    (21,871)                  -
   Proceeds from sales of short-term, available-for-sale investments            5,021                   -
   Purchase of property and equipment                                          (2,997)             (1,007)
                                                                            ---------            --------
               Net cash used in investing activities                          (19,847)             (1,007)
                                                                            ---------            --------

Cash flows from financing activities:
   Payment of promissory note issued for common stock                               -                 100
   Proceeds from issuance of common stock                                       1,692              16,859
                                                                            ---------            --------
               Net cash provided by financing activities                        1,692              16,959
                                                                            ---------            --------

Net increase (decrease) in cash and cash equivalents                          (26,431)              8,453

Cash and cash equivalents at beginning of period                               56,566               2,729
                                                                            ---------            --------

Cash and cash equivalents at end of period                                   $ 30,135            $ 11,182
                                                                            =========            ========

Supplemental disclosure of non-cash investing activities:

   Investment in joint venture                                                 (2,000)                  -

Supplemental disclosure of non-cash financing activities:

   Borrowing associated with joint venture                                      2,000                   -

   See notes to financial statements.

                                  ONSALE, Inc.
                         Notes to Financial Statements
                               September 30, 1998
                                  (unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present ONSALE, Inc.'s ("ONSALE" or the "Company") financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1998. Certain prior years' balances have been reclassified to conform to the current year's presentation, including credit card fees, which have been reclassified from cost of revenue to sales and marketing expenses to provide a better comparison with similar companies' reporting practices.

2.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments are stated at fair market value as of the balance sheet date with unrealized gains and losses recorded in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. The Company's short-term investments consist of certificates of deposit, commercial paper and debt securities with maturities between 90 and 365 days. Unrealized gains and losses were immaterial as of September 30, 1998.

3.   INVESTMENT IN JOINT VENTURE

     On May 15, 1998, the Company entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of ONSALE Japan K. K., which commenced operations in the third quarter of 1998. The Company's share of the joint venture is 40% and therefore, the Company accounts for this transaction under the equity method of accounting and, as such, its share of net profits or losses from the joint venture are recorded against the initial investment. The Company's share of the initial investment, $2.0 million, was funded through a note from Softbank Corporation. The principal and accrued interest thereon is due in December 2002 (or earlier in the event of an initial public offering by ONSALE Japan K.K.) with interest accruing at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank (1.5% as of September 30, 1998). This note has no right of offset against the Company's investment in the joint venture.

4.   NET LOSS PER SHARE

     Net loss per share is calculated in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. SFAS 128 also requires a reconciliation of the numerators and denominators used in basic and diluted net loss per share calculations as follows:

                                                             Three Months Ended          Nine Months Ended
                                                                September 30,              September 30,
                                                                -------------              -------------
(in thousands, except per share data)
                                                            1998           1997          1998          1997
                                                            ----           ----          ----          ----
Net loss                                                   $(3,291)       $  (583)     $(11,519)      $  (757)
                                                           =======        =======      ========       =======
Weighted average common shares outstanding - basic          19,065         16,782        18,858        16,155

    Weighted average common stock equivalents                    -              -             -             -
                                                           -------        -------      --------       -------
Weighted average common shares outstanding - diluted        19,065         16,782        18,858        16,155
                                                           =======        =======      ========       =======
Net loss per share:
    Basic and diluted                                       $(0.17)        $(0.03)       $(0.61)       $(0.05)
                                                           =======        =======      ========       =======

During the quarter ended September 30, 1998, options to purchase 2,449,005 shares were outstanding but were not included in the computation because they were antidilutive.

5.   LOANS TO OFFICERS

     In the first and second quarters of 1998, the Company entered into secured loan agreements with two officers of the Company, under which the Company loaned each of the officers $350,000 for housing assistance. The loans were paid in full during the third quarter of 1998.

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. This statement is effective for fiscal years beginning after December 15, 1998. The Company believes that SOP 98-1 will not have a significant effect on the Company's financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Additionally, statements concerning future matters, such as technology enhancements, equipment purchases, credit arrangements, and other statements regarding matters that are not historical, are forward-looking statements.

     This Form 10-Q contains forward-looking statements regarding the Company and future expectations, which involve certain risks and uncertainties. Factors that could cause the Company's results to differ materially from management's projections, estimates and expectations include, but are not limited to: the risk that problems related to the first quarter of 1998 charge for unreconciled merchandise adjustments (accounting reserves) might recur in subsequent periods; problems related to managing the Company's continued growth, including management of inventory shrinkage resulting from theft, loss and misrecording of inventory related transactions; dependence on its relationship with other online companies to drive traffic to the Company's site; continued reliance on merchandise vendors; the inventory and price risks of the Company's purchasing and warehousing merchandise in principal transactions; management of customer returns; uncertainties of introducing new categories of merchandise and businesses; actual and potential competition; dependence on the Internet; uncertain acceptance of the ONSALE brand; and reliance on automated technology. These risks and uncertainties are described in more detail in the Company's 1997 Annual Report on Form 10-K under "Risk Factors." See also "Risk Factors" below.

RESULTS OF OPERATIONS

OVERVIEW

     ONSALE is an electronic retailer pioneering a new sales format--the interactive online auction--designed to serve as an efficient and entertaining marketing channel for products that typically are not available through conventional distribution. The Company currently specializes in selling excess merchandise, such as refurbished and close-out products, over the Internet to businesses, resellers and consumers. The Company sells a wide variety of such merchandise, including computers, peripherals, consumer electronics, housewares, sports and fitness equipment, and travel and vacation packages. ONSALE's online auctions provide an exciting sales format that leverages the unique characteristics of the Internet, such as interactivity, competition, and a sense of community.

     The Company's revenue, in accordance with generally accepted accounting principles, consists of (i) merchandise revenue and (ii) commission and other revenue. Merchandise revenue, also referred to as Principal Sales, represents sales of merchandise acquired by the Company on a purchase or consignment basis where ONSALE charges the customer's credit card and either ONSALE or the vendor ships the merchandise to the customer. Commission and other revenue is comprised of (i) commissions on Agent Sales (sales where the supplier charges and ships the product to the customer), (ii) commissions on The ONSALE Exchange transactions (person to person auctions), and (iii) advertising revenue.

     Gross merchandise sales ("GMS") represent what the Company's total revenue would have been if all Agent Sales and The ONSALE Exchange transactions had been made as Principal Sales. For GMS discussion purposes, Agent Sales are comprised of (i) gross Agent Sales, (ii) gross The ONSALE Exchange transactions, and (iii) advertising revenue. Management believes that the information on gross merchandise sales is relevant to a reader of the Company's financial statements because it enables a comparison between historical periods where Agent Sales represented a larger percentage of the Company's revenue. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles.

REVENUE

     The following tables (i) reconcile total revenue to gross merchandise sales and (ii) set forth the composition of gross merchandise sales for the three and nine month periods ended September 30, 1998 and 1997:

                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                     --------------------------------          -------------------------------
(in thousands)                      1998         1997        % Change          1998        1997       % Change
                                    ----         ----        --------          ----        ----       --------
Total revenue                     $57,825       $25,061        131%          $148,790     $55,950       166%
Plus: gross Agent Sales             6,088         8,103        (25%)           25,477      21,031        21%
Less: net Agent Sales                (629)         (863)       (27%)           (2,144)     (2,196)       (2%)
                                  -------       -------                      --------     -------
Gross merchandise sales           $63,284       $32,301         96%          $172,123     $74,785       130%
                                  =======       =======                      ========     =======

                                  Three Months Ended September 30,               Nine Months Ended September 30,
                                 --------------------------------               -------------------------------
                                                         % of GMS                                        % of GMS
(in thousands)                1998         1997       1998      1997          1998         1997       1998      1997
                              ----         ----       ----      ----          ----         ----       ----      ----
Principal Sales model-
   purchased inventory       $32,186      $16,172      51%       50%        $ 77,144      $30,092      45%       40%
Principal Sales model-
   consigned inventory        25,010        8,026      40%       25%          69,502       23,662      40%       32%
Agent Sales                    6,088        8,103       9%       25%          25,477       21,031      15%       28%
                             -------      -------     ----      ----        --------      -------     ----      ----
Gross merchandise sales      $63,284      $32,301     100%      100%        $172,123      $74,785     100%      100%
                             =======      =======     ====      ====        ========      =======     ====      ====

     Total revenue and gross merchandise sales increased in the three and nine month periods ended September 30, 1998 as compared to the same periods ended September 30, 1997 due to continued investments in marketing programs designed to promote and maintain brand awareness of the Company; growth in its customer base; increases in the amount and types of merchandise obtained from vendors; an increase in the volume of merchandise sold and an overall increase in demand for
the Company's expanding array of merchandise.   The Company also increased the
number of its auctions from three to five per week during the first three quarters of 1997 to seven auctions per week in the first quarter of 1998. Additionally, in May 1998, the Company introduced Express Auctions, a compressed version of the standard auction, enabling the Company to increase the number of auctions opened and closed during the seven-day period.

     On September 14, 1998, the Company entered into an agreement with Yahoo! Inc. to transfer The ONSALE Exchange service to Yahoo! Yahoo! is now responsible for managing the web site, called Yahoo! Auctions; promoting and building traffic to the site; integrating the site with other community and content-based services, and for selling advertising on the site. The Company is responsible for running the auctions, processing the transactions, and performing customer service. The Company receives a share of the advertising revenues generated from the web site. Although revenue from Agent Sales will not include The ONSALE Exchange transactions in the future, this should not have a significant financial statement impact due to the low margins associated with these transactions. This agreement does not have any other material financial impact other than described above. Commissions from The ONSALE Exchange transactions through September 14, 1998, and ONSALE advertising revenue are included in commission and other revenue.

GROSS PROFIT

     Gross profit is revenue less cost of revenue, which consists primarily of the cost of the merchandise sold to customers, and shipping costs net of shipping and handling revenue. Gross margins as a percentage of total revenue were 10.7% and 15.8%, respectively, for the three months ended September 30, 1998 and 1997, and 11.2% and 16.2%, respectively, for the nine months ended September 30, 1998 and 1997. These decreases in gross margin were due to lower margins on purchased inventory sales and a reduction in commissions on Agent Sales as the Company continued to increase Principal Sales transactions relative to Agent Sales transactions. Due to the transfer of The ONSALE Exchange to Yahoo!, gross margins in the future will not be affected by these lower margin transactions. In September 1998, the Company reduced the shipping and handling expenses charged to customers to be competitive with similar companies in the industry, which had the effect of reducing gross margins slightly in the third quarter of 1998. The effects of this reduction on gross margins are expected to continue into future quarters. Additionally, margins for the nine months ended September 30, 1998 decreased over 1997 due to a 1998 first quarter charge of $789,000 for certain unreconciled merchandise adjustments and additional reserves related to customer returns. To provide a better comparison with similar companies' reporting practices, credit card fees, which represented approximately 2.6% of total revenue for each of the periods presented, have been reclassified as selling and marketing expense for all periods presented.

     The following table presents the gross profit and sales and marketing expenses after the reclassification of credit card fees for previous reported quarters expressed as a percentage of revenue:

                                                    Three Months Ended
                          --------------------------------------------------------------------------
                          June 30,   March 31,   December 31,  September 30,    June 30,   March 31,
                           1998        1998         1997           1997          1997        1997
                           ----        ----         ----           ----          ----        ----
Gross Profit               11.8%      11.2%         13.8%         15.8%          16.0%       17.6%
Sales and Marketing        12.5%      13.0%         11.3%         11.0%           9.1%        7.9%

     Gross profit as a percentage of Principal Sales (excluding the 1998 first quarter charge for unreconciled merchandise adjustments) and as a percentage of Agent Sales for the three and nine month periods ended September 30, 1998 and 1997 was:

                         Three Months Ended        Nine Months Ended
                            September 30,            September 30,
                            -------------            -------------
                           1998      1997           1998        1997
                           ----      ----           ----        ----
Principal Sales            9.7%      12.8%          10.4%      12.8%
Agent Sales               10.3%      10.7%           8.4%      10.4%

     The decreases in Principal Sales gross margin for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 were due to lower margins associated with sales of purchased inventory. The decreases in Agent Sales gross margin for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 were due primarily to relatively low margins associated with The ONSALE Exchange transactions which commenced in October 1997. These lower margins were offset by increases in the relatively high margins associated with advertising revenue in the nine-month period and to a greater degree in the third quarter of 1998. See "Risk Factors" below.

OPERATING EXPENSES

     The Company's operating expenses have increased significantly since its inception. This trend reflects the costs associated with the Company's expansion, including recruiting of personnel, development of the Company's infrastructure, increased efforts to expand and market its services, and the Company's continued focus on enhancing its internal accounting policies and controls. The Company believes that continued expansion of its operations is essential to enhancing its brand name and maintaining its market share although this expansion is not expected to continue at historical rates.

Sales and Marketing. Sales and marketing expenses consist of advertising expenditures, payroll and related expenses for sales, customer service, and marketing and merchandise acquisition personnel, credit card fees and promotional material. These expenses represented 11.2% and 11.1% of total revenue, respectively, for the three months ended September 30, 1998 and 1997.

     For the nine months ended September 30, 1998 and 1997, these expenses represented 12.1% and 9.7% of total revenue, respectively. The increase in sales and marketing expense as a percentage of total revenue primarily represents expenses associated with the expanded Internet advertising program initiated in the third quarter of 1997, together with increases in the Company's marketing staff and other promotional and marketing expenses. The Company expects sales and marketing spending to increase as it continues to enhance its brand recognition through marketing alliances. However, there can be no assurance that the increase in such expenses will actually result in enhanced brand recognition. See "Risk Factors" below.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and logistical personnel, bad debt expense, facilities expenses, recruiting and other general corporate expenses. These expenses represented 3.7% and 4.7% of total revenue for the three months ended September 30, 1998 and 1997, respectively. The decrease in general and administrative expenses as a percentage of total revenue is primarily due to a decrease in bad debt expense offset slightly by increases in expenses related to the hiring of additional personnel, facilities expenses, and other professional services costs.

     For the nine months ended September 30, 1998 and 1997, general and administrative expenses represented 5.6% and 5.1% of total revenue, respectively. The increase is primarily due to the hiring of additional key executives and other personnel, increases in bad debt expense, facilities expenses, and other professional services costs. See "Risk Factors" below.

Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, operate and monitor the Company's Web site and related systems, and equipment costs. These expenses represented 2.3% and 3.1% of total revenue for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, engineering expenses as a percentage of total revenue were 2.5% and 3.4%, respectively. The dollar increases in the Company's engineering expenses were primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of the Company's Web site and related systems. To date, all engineering costs have been expensed as incurred. The Company expects engineering expenses to continue to increase in absolute dollars in the future. See "Risk Factors" below.

Equity in net loss of Joint Venture. The Company's equity in the net loss of the joint venture was approximately $200,000 for the three and nine months ended September 30, 1998. This loss represents the Company's estimated share of the net losses during the startup of ONSALE Japan K. K., its joint venture with Softbank Corporation.

Interest and Other Income, Net. The Company's interest and other income, net, was $676,000 and $167,000 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, interest and other income, net, was $2.1 million and $347,000, respectively. The increases in interest and other income were due to increased cash and short-term investment balances resulting primarily from the proceeds from the Company's initial and secondary public offerings, which netted proceeds of approximately $14.8 million in April 1997 and $45.1 million in October 1997. See "Risk Factors" below.

Income Taxes. The Company had net losses for the nine months ended September 30, 1998 and for the year ended December 31, 1997, and thus no provision for income taxes was recorded for these periods. The Company expects to continue to experience net losses through at least the first two quarters of 1999, and does not expect to record a benefit for income taxes in any period in which it experiences a net loss.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily from the proceeds of the sale of common stock in the Company's initial public offering for approximately $14.8 million in April 1997, its secondary offering, which netted proceeds of approximately $45.1 million in October 1997, the private sale of Series A Preferred Stock and warrants for approximately $2.3 million in September 1996 and the sale of $1.9 million of Series B Preferred Stock pursuant to the exercise of warrants in March 1997.

     Net cash used in operating activities for the nine months ended September 30, 1998 was $8.3 million, primarily attributable to the Company's net loss of $11.5 million and an increase in merchandise inventory of $7.6 million as the Company took advantage of certain vendor merchandise offerings at the end of the third quarter. These decreases in cash were partially offset by an increase in accounts payable and accrued expenses of $10.0 million. The net cash used in operating activities in the nine months ended September 30, 1997 was $7.5 million, primarily attributable to purchases of merchandise inventory of $5.6 million and an increase in accounts receivable of $1.8 million.

     Net cash used in investing activities represented $19.8 million and $1.0 million for the nine months ended September 30, 1998 and 1997, respectively. Cash invested during 1998 was related to the purchase of short-term available-for-sale investments and for purchases of property and equipment. During 1997, the Company's investments related solely to the purchase of property and equipment.

     Net cash provided by financing activities of approximately $1.7 million for the nine months ended September 30, 1998 represents the issuance of common stock related to the exercise of stock options during the year and the exercise of a warrant by a financial institution in the first quarter of 1998. During the nine months ended September 30, 1997 the $17.0 million of net cash provided by financing activities was attributable to the Company's initial public offering in April 1997, and the issuance of preferred stock upon the exercise of warrants by two investors.

     As of September 30, 1998, the Company had approximately $30.1 million of cash and cash equivalents and $16.9 million of short-term available-for-sale investments.

     As of September 30, 1998, the Company's principal commitments consisted of obligations of approximately $4.6 million under operating leases for its corporate headquarters and its warehouse, which expire in 2003. Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $1.0 million of property and equipment during the remainder of 1998. The Company has certain sponsorship agreements that allow it to appear as the auction sponsor and, in some cases, the exclusive auction sponsor, on specific Web sites. These agreements require future minimum payments of up to $2.8 million and, under certain circumstances, incremental fees based on the volume of traffic to its Web site. These agreements expire at various times through September 1999.

     On May 15, 1998, the Company entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of ONSALE Japan K. K., which commenced operations in the third quarter of 1998. The Company's share of the initial investment, $2.0 million, was funded through a note from Softbank Corporation. The principal and accrued interest thereon is due in December 2002 (or earlier in the event of an initial public offering by ONSALE Japan K.K.) with interest accruing at a fluctuating rate equal to the short term prime rate of the Dai-ichi Kangyo Bank (1.5% as of September 30, 1998). This note has no right of offset against the Company's investment in the joint venture.

     The Company intends in the future to offer credit to certain customers, which may require additional cash to support the anticipated growth in accounts receivable. The Company expects its operating expenses to increase as a result of expanded marketing efforts, increased software development efforts, and its growing infrastructure. As a result, the Company expects to experience quarterly net losses through at least the first half of 1999, and thus may need to finance its accounts receivable, capital expenditures and some portion of its operating expenses from its current cash and cash equivalents balance. The Company believes that its current cash and cash equivalent balance will meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company may consider alternative financing, such as the issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive for funding the Company's expansion. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

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

     The Company's internally developed systems and its accounting system is Year 2000 compliant. The Company is continuing to work with its vendors and third party processors to assess compatibility with the Year 2000 issue and expects by, the first quarter of 1999, to have evidence of compliance or a plan from the vendor or third party processor to achieve Year 2000 compliance. If the Company's credit card processors are not Year 2000 compliant, the Company will not be able to process credit card sales. If the Company's vendors are not Year 2000 compliant, the Company may not be able to obtain product from vendors or the Company's vendors may not be able to ship product sold by the Company to its customers. Costs related to the Company's Year 2000 plan have been insignificant and have been expensed as incurred and are not currently expected to have a material effect on the results of operations of the Company. The Company's estimate of costs related to Year 2000 compliance is a forward-looking statement that is subject to risks and uncertainties, including the risk that the operations of the Company's credit card processors and merchandise vendors could be disrupted by Year 2000 problems. The Company will develop contingency plans, if required, as it assesses the state of readiness of its vendors and third party processors.

RISK FACTORS AND FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, due to a number of factors, many of which are outside the Company's control. These factors include: (i) the Company's ability to attract new customers, manage its inventory mix and the mix of products offered at auction, meet certain pricing targets, liquidate its inventory in a timely manner, maintain gross margins and maintain customer satisfaction; (ii) the availability and pricing of merchandise from vendors;
(iii) the Company's ability to manage customer returns and shrinkage resulting from theft, loss, and misrecording of inventory; (iv) product obsolescence and pricing erosion; (v) consumer confidence in encrypted transactions in the Internet environment; (vi) the timing, cost and availability of advertising on other Web sites; (vii) the amount and timing of costs relating to expansion of the Company's operations; (viii) the announcement or introduction of new types of merchandise, service offerings or customer services by the Company or its competitors; (ix) technical difficulties with respect to consumer use of the auction format on the Company's Web site; (x) delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems; (xi) delays in shipments as a result of strikes or other problems with the Company's delivery service providers or the loss of the Company's credit card processor;
(xii) general economic conditions and economic conditions specific to the Internet and electronic commerce. As a strategic response to changes in the competitive environment, the Company may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on the Company's quarterly results of operations and financial condition. The Company also expects that, in the future, it like other retailers may experience seasonality in its business related to seasonality in Internet usage and traditional retail fluctuations. Due to all of the foregoing factors, in some future quarter the Company's operating results may not meet the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock would likely be materially adversely affected. In addition, the Company expects to experience net losses through at least the first two quarters of 1999.

DEPENDENCE ON RELATIONSHIPS WITH OTHER ONLINE COMPANIES

     The Company depends on its agreements with other online companies for advertising, promotional placements, and sponsorships. These agreements are short-term and none provides for guaranteed renewal. The risks of this dependence include: (i) the uncertainty that significant spending on these relationships will increase the Company's revenues substantially, at all, or within the time periods that the Company is expecting; (ii) the possibility that space on other Web sites or the same sites may increase in price or cease to be available on reasonable terms or at all; and (iii) the possibility that a competitor will purchase exclusive rights to attractive space on one or more key sites.

RELIANCE ON MERCHANDISE VENDORS

     The Company is entirely dependent upon vendors to supply it with merchandise for sale through the Company's Internet auctions and the availability of merchandise is unpredictable. For the first three quarters of 1998, approximately 25% of the Company's gross merchandise sales was derived from merchandise acquired from the five most significant vendors for that time period, although no vendor accounted for more than 10% of total gross merchandise sales. The Company has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise for its auctions. There can be no assurance that the Company's current vendors will continue to provide merchandise for sale in the Company's' auctions or that the Company will be able to establish new vendor relationships that will ensure that merchandise will be available for auction on the Company's Web site. The Company also relies on some of its vendors to ship merchandise directly to customers and consequently has limited control over the goods shipped by these vendors and at times these shipments have been subject to delays. Although most merchandise sold by the Company carries a warranty supplied either by the manufacturer or the vendor and the Company is not obligated to accept merchandise returns, the Company in fact has accepted returns from customers for which the Company did not receive reimbursements from its vendors or manufacturers. If the Company is unable to develop and maintain satisfactory relationships with vendors on acceptable commercial terms, or is unable to obtain sufficient quantities of merchandise, or if the vendors' quality of service falls below a satisfactory standard, or if the Company's level of returns exceeds its expectations, the Company's business, results of operations and financial condition will be materially adversely affected.

MANAGEMENT OF GROWTH

     The Company has continued to expand operations and hire additional employees. The Company's new employees include a number of key managerial and technical employees who have not yet been fully integrated into the Company's management team. In order to manage the expected growth of its operations, the Company will continue to expand existing operations, to improve existing and implement new operational, financial and inventory systems, procedures and controls, and to train, manage and expand its employee base. Further, the Company's management will be required to maintain relationships with various merchandise vendors, freight companies, warehouse operators, other Web sites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing environment. The Company expects in the future to begin offering credit to certain of its customers that have been pre-qualified as having appropriate credit ratings and, accordingly, will be required to manage the associated risks of accounts receivable expansion and collection. There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to identify, train, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected.

RISKS OF SALES OF PURCHASED INVENTORY

     Sales of purchased inventory carry additional risks over consignment inventory sales. These risks include potential declines in the market value related to the refurbished and excess goods sold by the Company; the need to manage customer returns and credits associated with merchandise returned to vendors; shrinkage resulting from theft, loss or misrecording of inventory; and the unpredictable selling price due to the nature of the auction process. The Company expects Principal Sales to remain a large majority of its total gross merchandise sales.

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

UNCERTAIN ACCEPTANCE OF THE ONSALE BRAND; EVOLVING AND UNPREDICTABLE BUSINESS MODEL

     The Company believes that the development and awareness of the ONSALE brand is a critical factor for the success of the Company. The Company must successfully promote the Web site as an attractive sales and marketing medium for vendors and an entertaining and cost-effective way for customers to purchase items. In order to promote and maintain the ONSALE brand in response to competitive pressures, the Company increased its marketing and advertising spending to create and maintain brand loyalty among vendors and consumers. If the Company is unable to achieve or maintain a leading position in Internet commerce or to promote and maintain its brand, the Company's business, results of operations and financial condition will be materially adversely affected.

     The Company continues to diversify its business offerings and has expanded its operations to the auction and sale of first-line merchandise and travel and vacation related products. The Company has also entered into an agreement to provide online auctions for vendors, manufacturers and businesses that buy and sell industrial products ("vertical trade" communities). Additionally, the Company has entered into a joint venture with a Japanese software distributor to perform online auctions in Japan. To date, the Company has limited experience in conducting auctions and developing localized versions of its Web site in foreign markets and there is no guarantee that this venture will be successful or that the social, economic or market conditions will support this type of venture. The Company expects to continue to diversify its business and explore other opportunities such as the use of the Company's Web site as an advertising medium for services and products of other companies. Risks involved with this diversification include the dilution of the ONSALE brand, lack of customer interest, and vendor dissatisfaction. Additionally, the Company could be exposed to additional or new risks associated with these new opportunities. If the Company is unable to address these risks, the Company's business, results of operations and financial condition will be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL

     The Company's future performance depends upon the continued contributions of members of the Company's senior management and other key personnel. The Company does not have long-term employment agreements with any of its key personnel and maintains no key person life insurance. In addition, the Company believes that its future success will depend upon its ability to identify, attract, train, motivate and retain the necessary personnel. There can be no assurance that the Company will be successful in attracting or retaining these personnel, and the failure to do so will have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable.

PART II  - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          From time to time, the Company is subject to litigation in the ordinary course of its business. The Company believes that none of the currently pending litigation will have a material adverse effect on its business, results of operations or financial condition.


ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5:   OTHER INFORMATION

          Not applicable.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are being filed as part of this Report:

Exhibit 10.01  Directors Stock Option Plan, as amended

Exhibit 27.01  Financial Data Schedule

Exhibit 27.02  Restated Financial Data Schedules

Exhibit 27.03  Restated Financial Data Schedules

Exhibit 99.01 Press Release dated October 19, 1998 regarding appointment of Chief Operating Officer


(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 13, 1998           By: /s/ John E. Labbett
                                       -------------------
                                       John E. Labbett
                                       Senior Vice President and
                                       Chief Financial Officer