Form 10-K
period 1998-12-31
ONSALE INC
filed 1999-04-01
CIK 1026506

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM  ---------------TO  ---------------.


                        COMMISSION FILE NUMBER: 0-29184
                                --------------

                                 ONSALE, INC.
            (Exact name of Registrant as specified in its charter)

            DELAWARE                                    77-0408319
  (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                 Identification No.)


                          1350 WILLOW ROAD, SUITE 100
                         MENLO PARK, CALIFORNIA 94025
                   (Address of principal executive offices)

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


          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                                                                 As of March
                                                                  15, 1999
Aggregate market value of the voting and nonvoting common
equity held by held by non-affiliates of the Registrant,
based on the closing bid price of such stock
                                                                $350,710,000
Number of shares of Common Stock outstanding                      19,560,626


                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 1999 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Form 10-K, such proxy statement shall not be deemed to be filed with this Form 10-K or incorporated herein by reference.

                               TABLE OF CONTENTS

                                    PART I

Item 1.        Business..................................................3
Item 2.        Properties...............................................12
Item 3.        Legal Proceedings........................................12
Item 4.        Submission of Matters to a Vote of Security Holders......12

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters......................................13
Item 6.        Selected Financial Data..................................14
Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations............16
Item 7A.       Quantitative and Qualitative Disclosures
               About Market Risk........................................30
Item 8.        Financial Statements and Supplementary Data..............31
Item 9.        Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure......................48

                                   PART III

Item 10.       Directors and Executive Officers of the
               Registrant...............................................49
Item 11.       Executive Compensation...................................49
Item 12.       Security Ownership of Certain Beneficial
               Owners and Management....................................49
Item 13.       Certain Relationships and Related Transactions...........49

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K......................................50
Signatures..............................................................53
                              ___________________

        As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," "the Company" and "Onsale" refer to
Onsale, Inc., a Delaware corporation and its predecessor Onsale, a California corporation.


        Onsale, Inc. was incorporated in California in July 1994 and reincorporated in Delaware in March 1997. Our web site is located at http://www.onsale.com. Information contained in our web site is not a part of this Form 10-K. Our principal executive offices are located at 1350 Willow Road, Suite 100, Menlo Park, California 94025. Our telephone number is (650) 470-2400.

        Onsale(RM), the Onsale tag logo, Yankee Auction(RM),
Bidwatch(RM), Steals and Deals(RM), and "Put your money where your mouse is" (RM) are our registered trademarks. The Onsale Exchange(TM) is our unregistered trademark. This Form 10-K also includes trade names and trademarks of other companies.

        This Form 10-K contains forward-looking statements relating to future events or financial results, such as statements indicating that "we believe," "we expect," "we anticipate" or "we intend" that certain events may occur or certain trends may continue, that involve risks and uncertainties. You should not rely too heavily on these statements; although they reflect the good faith judgment of our management, we can only base such statements on facts and factors that we currently know. Our actual results could differ materially from those in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-K.

                                         PART I
Item 1.  Business.

Overview

        We are an Internet retailer selling retail and wholesale goods to businesses, resellers and consumers. We provide value-conscious customers with the opportunity to find great deals on a wide selection of merchandise through two online "stores" on our web site: Onsale atAuction and, commencing in January 1999, Onsale atCost. Through Onsale atAuction, we give customers the opportunity and excitement of competitive bidding on a range of excess and closeout computer products, consumer electronics, sporting goods and vacations. Onsale atCost is an innovative concept that lets customers conveniently purchase new, current model computer products at our wholesale invoiced price plus a transaction fee, a payment processing fee, shipping fees and applicable taxes.

Our electronic retailing formats offer customers the following benefits:

Compelling Merchandise. Our rotating mix of auction merchandise and our large assortment of wholesale cost merchandise provide customers with a large selection of desirable products, within several product categories, from which to bid and order. Most of these products are from name brand manufacturers. Every Onsale atAuction auction cycle includes new items, which keeps the atAuction web site fresh and appealing. Our Onsale atCost web site features a larger, more stable mix of merchandise.

Verifiably Fair Pricing. We believe that each of our two sales formats provides customers with verifiably fair pricing. Onsale atAuction allows customers to set the prices they are willing to pay, while Onsale atCost shows customers what they are spending in the transaction. The prices for products through atAuction are unique to each auction. The prices of products on atCost change frequently, reflecting updates to our wholesale invoiced prices.

We believe this ever-changing product and price mix provides visitors with a broad inventory and the opportunity to obtain exceptional deals every time they visit our web site, and is a primary reason for our high incidence of repeat customers. During the quarter ended December 31, 1998, our atAuction customers bid on average 6.8 times per visit and purchased on average 2.5 times per visit.

Convenience. We bring retail shopping directly into customers' homes and offices. Customers do not need to travel to fixed locations during limited hours to purchase items. Our web site enables customers to browse merchandise, place bids and order merchandise 24 hours a day, 7 days a week, in an unintimidating atmosphere and without the pressure of salespeople or auctioneers.

Sales and Customers to Date

Approximately $382 million of merchandise has been sold on our web site from our first auction sale in May 1995 through December 31, 1998. All of our sales from inception through 1998 were derived from Onsale atAuction. To date, customers have placed over two million orders, of which over 350,000 were placed in the fourth quarter of 1998. Each day, tens of thousands of visitors come to our web site stores. This has translated into over 971,000 people registered to bid or buy in our stores, including more than 149,000 new registrants in the fourth quarter of 1998.

Merchandise

We typically offer more than 1,400 different merchandise items in each daily auction and more than 35,000 merchandise items through atCost. We sell quantities from one to several hundred of each item, generally ranging in price or minimum bid from $1 to $3,000. We believe that rotating our merchandise keeps our web site fresh and appealing and encourages customers to revisit the site frequently. We employ a staff of seasoned buyers from the computer, consumer electronics, sporting goods and travel industries to achieve a well-coordinated merchandise assortment.

We offer merchandise primarily in the following categories:
  o  Personal Computers                   o  Consumer Electronics
  o  Printers, Monitors and Scanners      o  Sports and Fitness Equipment
  o  Computer Peripherals                 o  Vacation Packages
  o  Network Equipment

We tailor the types of products that we offer through Onsale atAuction and Onsale atCost in order to leverage the advantages of each store. The atAuction format is well suited for excess merchandise because there is no set fair market value for those goods. The differences of opinion among potential purchasers regarding the value of such goods suits the interactive auction process. The Onsale atAuction store currently contains departments for Computer Products, Sports and Fitness, Home and Office and Vacation and Travel. Similarly, we believe that the wholesale format is well suited to the competitive markets for computer and computer-related merchandise that we offer through atCost. We believe that price-oriented online customers will respond well to knowing our wholesale invoice price paid to our supplier, and what additional costs Onsale is adding, for products in atCost.

The Onsale Process

Our auction and sales processes are fully automated:

        Presentation of goods for sale - we post descriptions and images of the merchandise being offered for auction and for a fixed price sale on our web site.

        Completion of the bid or order - customers are sent communications via email regarding their bids or orders and credit card authorizations are executed electronically once an order is finalized.

        Transporting products - our automated processes transmit orders either to one of our warehouses for fulfillment, or directly to suppliers for shipment.

        Customer service - our online customer service center lets customers see the status of their orders, 24-hours a day, seven days a week.

We believe this automation results in a more efficient and highly scaleable business which has low transaction costs relative to other forms of retailing.

Onsale atAuction

From inception through the end of 1998, we have sold computers and consumer electronics through our auction-based web site, which we have recently named Onsale atAuction. Onsale atAuction enables customers to bid against one another in a freely competitive auction market liberated from the constraints of fixed pricing that typically characterize
traditional retailing.   We believe that this form of retailing appeals
to business and consumer bargain hunters. Online auctions create a sense of urgency for customers to buy today since the desired products are available for limited periods at limited quantities. Prices change as customers compete against each other to "win" - not just buy - quality merchandise at discounted prices.

We operate auctions every day and generally offer over 1,400 different merchandise items at any given time. In 1998, we added product lines such as sporting goods and travel and vacation packages to diversify our product mix. To expand our sales volume, we have increased the number of auctions that we conduct per week, and we introduced Express Auctions (one hour condensed auctions) and Quick Buy (a fixed price, immediate sale format).

Benefits to Customers

In addition to the benefits of compelling merchandise, verifiably fair pricing and convenience described above, our Internet auctions offer customers the following benefits unique to Internet auctions:

Entertainment and Excitement. Our auctions are designed to be fun and exciting. Competition and gamesmanship are inherent in our auction format, which we believe enables us to attract and maintain a large, loyal customer base. To maintain this entertainment value, we frequently change the presentation of our web site to keep it fresh.

Community. Bidders may post brief comments with their bids that are displayed in the list of currently winning bids on each merchandise item page. These comments, which generally are humorous, good-natured and in the spirit of competition, build a sense of community among our bidders. The interactive auction shopping medium in general creates a sense of being "where the action is."

Benefits to Vendors

We also believe that our atAuction format also provides substantial benefits to vendors, including the following:

Efficient Distribution Solution. Our frequent auctions provide vendors with a distribution channel designed to accommodate unpredictable, odd lot quantities of merchandise. We believe atAuction is an efficient alternative to traditional distribution channels and that it provides a practical way to dispose of excess merchandise.

Resolution of Channel Conflict. Selling excess merchandise through atAuction can help avoid channel conflicts inherent in other traditional distribution channels, where similar or identical merchandise sells at different prices. Similarly, selling to a broad geographic base of customers reduces the cannibalizing effect that sales of excess merchandise can have on new product sales in a local area (for example, the effect of an outlet store on a nearby retailer of the same manufacturer's goods).

Superior Inventory Liquidation. Manufacturers and vendors seeking to liquidate excess merchandise desire to obtain the best prices possible for their merchandise, but as their merchandise becomes obsolete the prices they can obtain for such merchandise can decline rapidly. The frequency of our auctions and our ability to add new items continuously allows us to post items for auction immediately upon receipt of the merchandise, increasing our vendors' ability to liquidate inventory quickly. This enables vendors to avoid some of the inventory price erosion and obsolescence that is typical in other channels and to obtain attractive prices for their products.

The atAuction Process

In Onsale atAuction, a number of identical items of merchandise are offered for sale at the same time. When an auction closes, the highest bidders win the available inventory at their actual bid prices. Thus, each winning bidder may pay a price that is different from the prices paid by other winning bidders. When bidders' prices are equal, priority is given to bids for larger quantities and bids with earlier initial bid times.

To bid, a customer completes and submits a simple electronic registration form found on our web site. Once registered, the customer can bid and buy at will. As bids are received, our web pages are instantly updated to display the current high bidders' initials, city and state, and an optional comment to personalize the bidding. Customers are notified by email when they are outbid and can then respond through our web site to increase the bid. In addition, customers can monitor their bid status on our web site or via "Bidwatch," a free downloadable software application that displays current auction status in real time. Once an auction closes, our auction software automatically informs the winning bidders by email and creates an order.

We auction goods under both a "Principal Sales" model and an "Agent Sales" model. See "Vendor Relationships." For Principal Sales transactions, we charge the customer's credit card then either we or the
vendor ship the merchandise to the buyer.   For Agent Sales transactions,
the third-party seller is responsible for collection of bid proceeds and shipment of merchandise.

Onsale atCost

In January 1999, we introduced Onsale atCost, an innovative concept that lets customers conveniently purchase current, new computer products at our wholesale invoiced price. Instead of the traditional retail markup, we charge our wholesale invoiced price plus a transaction fee of up to $10 per item, a payment processing fee, shipping fees and applicable taxes. This fee-based approach is similar to the approach online discount brokers have taken for securities trading. In addition to the stated fees, we derive revenue from advertising sales. We also receive market development funds and additional discounts from vendors. By electronically transmitting orders for fulfillment to participating suppliers, we incur no inventory or related expenses.
We currently offer more than 35,000 computer related merchandise items for sale through atCost. We add new merchandise items for atCost to our web site on a continual basis, and remove items as they become discontinued.

Benefits to Customers

We show customers a breakdown of our wholesale invoice cost and other charges before they buy, giving them confidence they are buying at attractive prices. Because our interests are aligned with those of our customers, we can negotiate with suppliers for preferential cost per unit pricing.

The atCost Process

        To purchase merchandise offered in our atCost store, customers must complete a simple electronic registration form on our web site. Once a registered customer selects an item to buy, our system charges that customer's credit card and transmits the order to the vendor for shipment. Throughout the day, we download current price and availability information for our merchandise and update our web site.

Vendor Relationships

Supply

We obtain merchandise directly from computer, electronics and sporting goods manufacturers and indirectly through other vendors and distributors. Since merchandise availability is unpredictable, strong vendor relationships are critical to our success. As a result, our buying staff maintains ongoing contact, frequently on a daily basis, with our vendors to learn when new merchandise becomes available. We obtain merchandise from vendors through one of two primary arrangements, either the Principal Sales model or the Agent Sales model. See "Risk Factors - We face risks associated with purchasing and carrying our own inventory."
Additionally, products were sold on our web site under the Onsale Exchange model from December 1997 through September 1998. The Onsale Exchange transactions represented approximately 5% of gross merchandise sales in 1998.

Principal Sales Model. Under the Principal Sales model, we act either as a direct purchaser of merchandise or as a consignment seller for vendors. When we purchase merchandise, we assume the full inventory and price risk involved in selling such merchandise. Sales of purchased inventory accounted for approximately 49% of our gross merchandise sales in 1998.

For Principal Sales on consignment, we take title to the merchandise upon completion of the sale, charge a customer's credit card and either Onsale or the vendor ships the merchandise to customers. Subsequently, we pay the vendor any amounts due for the purchase of the related inventory. When we sell merchandise on consignment, we avoid the risk that we will not be able to sell or liquidate our inventory in a timely manner. However, we are at risk for the collection of the entire sale proceeds, physical loss of inventory and delivery of inventory held in our warehouse, and returns from customers. Consignment sales represented approximately 38% of our gross merchandise sales in 1998.

Agent Sales Model. We also auction merchandise as a sales agent for vendors. Under this arrangement, at the conclusion of an auction we forward the order information to the vendor, which then charges the customer's credit card and ships the merchandise. We receive a commission based upon a percentage of the sales price. In an agency relationship, we do not take title to the merchandise, and the vendor bears the risk of credit card charge backs and customer returns. However, we must rely on the vendor to charge customers and ship merchandise on a timely basis. Agent Sales accounted for approximately 8% of our gross merchandise sales in 1998. See "Risk Factors - We rely on merchandise vendors for supply, shipping and quality of products."

Shipping and Returns

We rely on many of our vendors to process and ship merchandise to customers. We have limited control over the shipping procedures of our vendors, and shipments by our vendors have often been subject to delays. Most merchandise that we sell carries a warranty supplied either by the manufacturer or the vendor. Although we are not obligated to accept merchandise returns, we in fact have accepted returns from customers for which we did not receive reimbursements from our vendors or manufacturers.

Onsale atAuction

We depend upon a variety of vendors to supply us with merchandise for sale through our auctions. Availability of merchandise for our auctions is unpredictable. We have no long-term contracts or arrangements with our vendors that guarantee the availability of merchandise for our auctions. In 1998 and 1997, approximately 27% and 30%, respectively, of our total sales were derived from merchandise acquired from five vendors in each year, and one vendor accounted for 11% of total sales in 1998. We cannot assure you that our current vendors will continue to sell merchandise to us or that we will be able to establish new vendor relationships to ensure adequate supply of merchandise for our auctions.

Onsale atCost

We have a one-year contract with Tech Data Corporation to supply us with merchandise for Onsale atCost. Currently, Tech Data Corporation is our sole supplier of atCost merchandise. We cannot assure you that Tech Data Corporation will continue to supply us goods or that we will be able to establish new vendor relationships to ensure adequate supply of merchandise for atCost.

Customer Acquisition and Marketing

        We sell to businesses, resellers and consumers. To achieve our objective of becoming one of the dominant retailers on the Internet, we have developed a marketing strategy based on strengthening our brand name and increasing customer traffic to our web site and we employ a mix of media and promotional activities to achieve these goals. See "Risk Factors - We are in an extremely competitive market", "Risk Factors - We depend on relationships with other online companies" and "Risk Factors - Consumer acceptance of the Internet as a viable market for our goods is uncertain."

        Internet Advertising. We place advertisements on various high-profile and high-traffic conduit web sites. These advertisements usually take the form of banners that encourage readers to click through directly to our web site.

        Public Relations Campaign. Our marketing team engages in an ongoing public relations campaign. As a result, we have been featured in numerous television shows and newspaper and magazine articles.

        Print and Radio Advertising. We run advertisements in various business-oriented print publications and on various radio stations.

        Customer Electronic Mail Broadcasts. We actively market to our base of customers through email broadcasts. Bidders in our auctions are added to our electronic mailing list upon request.
Electronic News Feeds. We transmit our current merchandise price and availability information to other Internet sites, including price comparison web sites and certain web portal sites. Prospective customers may then view this information and click through directly to our merchandise pages.

Advertising Sales and Cooperative Advertising Funds

        Revenue from advertising sales is an integral part of our sales strategy. We sell banner and other promotional advertising on our web site to product manufacturers whose merchandise is sold on our web site, to credit card issuers and associations, to financial service providers and to others. Our dedicated in-house sales team is the principal seller of this promotional advertising.

        In the future, we expect certain product manufacturers and distributors to provide us with marketing support programs. Typically called cooperative advertising or market development funds, these programs underwrite our cost of producing the advertising on our web site and promoting the manufacturers' or distributor's products. Manufacturers with these programs typically pay fees in exchange for preferred product placement on our web site. We did not receive any market development funds in 1998.

Merchandise Distribution

        We have a relationship with Gage Marketing Group to provide a significant portion of our fulfillment and logistics requirements. We also rent warehouse space in northern California to handle a portion of our inventory and distribution needs, and we rely on many of our vendors to process and ship merchandise to customers. We have limited control over the shipping procedures of our vendors, and shipments by certain of these vendors have been subject to delays. See "Risk Factors - We rely on merchandise vendors for supply, shipping and quality of products", and "Risk Factors - We depend on other third parties for the operation of our business."

Customer Support and Service

        We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases depends in part on the strength of our customer support and service operations and staff. We have automated certain of our customer support and service functions. We are actively working to enhance our customer support and service operations through a variety of measures including improved customer reporting systems. We have a software system that allows customers to track the shipment of their purchases through our web site. In addition, we employ a staff of full-time customer support and service personnel who are responsible for handling customer inquiries, answering customer questions about the bidding process, tracking shipments, investigating problems with merchandise and acting as liaisons between our customers and our vendors. See "Risk Factors - We rely on merchandise vendors for supply, shipping and quality of products" and "Risk Factors - If we are unable to manage our growth, our business could be harmed."

Technology and Operations

        We use a combination of our own proprietary technology and commercially available licensed technology to conduct our customer auctions and to execute sales.

Proprietary Technology

        Our success depends in part on our internally developed software, and we have devoted significant resources to developing this technology See
"Risk Factors - The electronic commerce industry can change rapidly."
Our proprietary software includes the following components:

                Sales Management Applications. These continuously running applications manage the auctions and sales, update merchandise web pages to show price, inventory availability, and currently winning bidders and send a variety of email messages to customers informing them of auction and order status.

                Transaction Processing Applications. We use this set of applications for receiving and validating orders and bids, entering requests to place the customer on our mailing list, listing currently active and recent winning and losing bids, and reviewing and submitting customer service requests.

                Order Processing Applications. These applications charge customer credit cards, print order information, transmit order information electronically to our warehouses and vendors, process shipping information received from our warehouses and vendors, and send transaction information to our accounting system.

                Marketing Applications. We have developed a set of email applications for sending broadcast emails to customers on a frequent basis. This software extracts email addresses from our mailing list, sends emails to the designated recipients and automatically services requests from customers to remove them from the mailing list.

Commercially Available Licensed Technology

        We license commercially available technology whenever possible instead of purchasing custom-made or internally developed solutions. We believe that this strategy enables us to lower our operating costs, to respond to changing demands due to growth and technological shifts, and allows us to focus our development efforts on creating and enhancing the specialized, proprietary software that is unique to our business.

Engineering

        We developed and we plan to continue to develop our proprietary sales management and marketing software. Our engineering strategy includes enhancing the features and functionality of our existing software components, developing new software components and integrating off-the-shelf components into this software. We currently are investing significant resources in software development and we expect to continue to do so in the future.

Operations

        Our web site operations staff consists of systems administrators who manage, monitor and operate our web site. The continued uninterrupted operation of our web site is essential to our business, and it is the job of the site operations staff to ensure, to the greatest extent possible, the reliability of our web site. We use Internet service providers to provide connectivity to the Internet, Internet traffic and data routing services and email services. We believe that these telecommunication and Internet service facilities are essential to our operation and we anticipate upgrading these facilities to faster, though more costly, telecommunication services in the future. See "Risk Factors - If we are unable to manage our growth, our business could be harmed", and "Risk Factors - We are subject to risks of system failure."

Competition

        The electronic commerce market, particularly over the Internet, is new, rapidly evolving and extremely competitive, and we expect competition to intensify in the future. We currently or potentially compete with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include:

   o online computer retailers such as Buy.com, Cyberian Outpost, Egghead and Value America;
   o Internet auction houses such as uBid, First Auction (the auction site for Internet Shopping Network, a wholly-owned subsidiary of Home Shopping Network, Inc.), and Surplus Direct (a wholly-owned subsidiary of Egghead, Inc.);
   o companies with substantial customer bases in the computer and peripherals catalog business, including Micro Warehouse, Inc., Insight Enterprises, Inc., Creative Computers, Inc., and CDW Computer
        Centers, Inc.;
   o numerous indirect competitors that specialize in electronic commerce or derive a portion of revenue from electronic commerce, including Internet Shopping Network, New England Circuit Exchange, America Online, Inc., Cendant Corporation, and Yahoo! Inc.;
   o a variety of other companies that offer merchandise similar to ours but through physical auctions and with which we compete for sources of supply.

        We believe that the principal competitive factors affecting our market include our ability to secure merchandise for sale at favorable terms, attract new customers to our web site at favorable customer acquisition costs, operate our web site in an uninterrupted manner, and develop and enhance our proprietary sales management software. Although we believe that we currently compete favorably with respect to such factors, we cannot assure you that we will be able to maintain our competitive position against current and potential competitors.

        Current and potential competitors have established or may establish cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, it is possible that new competitors or alliances among competitors and vendors may emerge and rapidly acquire market share. In addition, manufacturers might elect to sell or liquidate their products directly to customers. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could seriously harm our business. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to secure merchandise from vendors on more favorable terms than we may, and they may be able to respond more quickly than us to changes in customer preferences or to devote greater resources than us to development, promotion and sale of their merchandise.

Intellectual Property and Other Proprietary Rights

Patents. Our proprietary technology is a significant factor in our performance and ability to compete. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to establish and protect our proprietary rights. We have applied for five patents in the United States covering various aspects of electronically managed Internet auctions and various aspects of providing customer service via automated email. One patent was recently issued. However, we cannot assure you that the other patents will be granted, that any patents granted to us will not be challenged and invalidated, or that any claims allowed from such patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

Trademarks. We have registered Onsale, the Onsale tag logo, Yankee Auction, BidWatch, Steals and Deals, and "Put your money where your mouse is" as trademarks in the United States and we claim trademark rights in, and have applied for trademark registrations in the United States for, a number of other marks. Our competitors or others could adopt product or service names similar to "Onsale" and our other trademarks, which may impede our ability to build brand identity and possibly lead to customer confusion.

Domain Names. We currently hold various web domain names relating to our brand, including the "Onsale.com" domain name. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system of governmental regulation to a system, which is controlled by a non-profit corporation and the creation of additional top-level domains. We may not be able to acquire or maintain relevant domain names in all countries in which we conduct or intend to conduct business. Furthermore, the relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, or otherwise dilute the Onsale brand.

Software Protection. Our proprietary software is protected by copyright and applicable trade secret law. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. Notwithstanding these precautions, it might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford us little or no effective protection of our intellectual property.

Infringement. We have in the past received, and may in the future receive, notices from third parties claiming infringement by our software or other aspects of our business. While we are not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and diversion of our management and other resources and could require us to enter into royalty and licensing agreements, either or both of which could seriously harm our business. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all. In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether it is successful or not, could result in substantial costs and diversion of resources and could seriously harm our business.

Licenses of third-party technology. We rely on a variety of technologies that we license from third parties, including our database and Internet server software, which we use in our web site to perform key functions. We cannot assure you that these third party technology licenses will continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new development until equivalent technology could be identified, licensed or developed, and integrated. Any such delays could seriously harm our business.

Employees

As of December 31, 1998, we had 200 employees. We also employ independent contractors for software development, accounting services, technical documentation, artistic design and product fulfillment. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for qualified personnel in our industry and geographical location in the San Francisco Bay area is intense, particularly for software development and other technical staff. See "Risk Factors - We depend on our key employees."

Item 2.  Properties.

        We are currently located in an office building in Menlo Park, California, consisting of approximately 38,000 square feet, and a warehouse located in Newark, California, consisting of approximately 22,000 square feet, under leases that expire at various times from November 2002 to February 2003. We believe that we have adequate space for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although we cannot guarantee this. We do not own any real estate. We continue to use a contract warehouse for the significant majority of our fulfillment and logistics requirements.

Item 3.  Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of our business. We believe that none of the currently pending litigation will have a material adverse effect on our business, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

        Market Information. Our common stock is traded on the National Market System of the Nasdaq Stock Market, Inc. under the symbol ONSL. The additional information required by this item, which will be set forth under "Company Stock Price Performance" in our definitive proxy statement for our 1999 annual stockholders' meeting, to be filed with the Securities and Exchange Commission on or before April 30, 1999, is incorporated herein by reference.

        Holders. As of March 15, 1999, the number of holders of record of our common stock was 172.

        Dividend Policy. We have not paid any cash dividends on our capital stock to date. We currently anticipate that we will retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

        Recent Sales of Unregistered Securities. We have not sold any of our securities within the past three years which were not registered under the Securities Act.

        Use of Proceeds from Registered Securities. We disclosed our application of all of our proceeds from our initial public offering in our quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 1998.

Item 6.  Selected Financial Data.

        The following selected financial data should be read in conjunction with Onsale's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The historical results are not necessarily indicative of future results.

                                                                   Period from
                                                                    inception
                                                                   (July 1994)
                                       Years Ended December 31,         to
                                   ------------------------------- December 31,
                                      1998       1997      1996      1995(1)
                                   ---------- ---------- --------- ------------
                                        (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
 Merchandise......................  $204,124    $85,997   $12,573          $30
 Commission and other revenue.....     3,627      2,984     1,696          110
                                   ---------- ---------- --------- ------------
 Total revenue....................   207,751     88,981    14,269          140

Cost of revenue(4)................   185,745     75,336    11,195           27
                                   ---------- ---------- --------- ------------
Gross profit......................    22,006     13,645     3,074          113
                                   ---------- ---------- --------- ------------
Operating expenses:
 Sales and marketing..............    23,582      9,181     1,397          144
 General and administrative.......    10,679      4,962       596          227
 Engineering......................     4,957      2,873       714          182
                                   ---------- ---------- --------- ------------
 Total operating expenses(4)......    39,218     17,016     2,707          553
                                   ---------- ---------- --------- ------------
Income (loss) from operations.....   (17,212)    (3,371)      367         (440)
Equity in net loss of
  joint venture...................      (200)       --         --       --
Interest and other income, net....     2,746        899        37       --
                                   ---------- ---------- --------- ------------
Income (loss) before income taxes.   (14,666)    (2,472)      404         (440)
Provision for income taxes........       --         --         43       --
                                   ---------- ---------- --------- ------------
Net income (loss).................  ($14,666)   ($2,472)     $361        ($440)
                                   ========== ========== ========= ============
Net income (loss) per share(2):
 Basic............................    ($0.77)    ($0.16)    $0.03       ($0.04)
 Diluted..........................    ($0.77)    ($0.16)    $0.03       ($0.04)

Shares used in net income (loss)
 per share calculations(2):
 Basic............................    18,953     15,742    12,090       12,015
 Diluted..........................    18,953     15,742    13,536       12,015

SUPPLEMENTAL FINANCIAL DATA:
Gross merchandise sales(3)........  $234,449   $115,923   $30,727       $1,252

                                                   December 31,
                                   --------------------------------------------
                                      1998       1997      1996        1995
                                   ---------- ---------- --------- ------------
                                                 (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents.........   $26,008    $56,566    $2,729          $20
Working capital (deficiency)......    46,320     60,579     1,731         (449)
Total assets......................    69,426     67,143     5,680           73
Long-term obligations.............     2,016        --        --        --
Total stockholders' equity
 (deficit)........................    50,514     62,269     2,328         (419)


(1) Our results of operations for the period from inception (July 1994) to December 31, 1994 have been combined with the results of operations for the year ended December 31, 1995 due to our limited activity during the earlier period. During 1994, we incurred expenses and reported a net loss of $41,000.

(2) See Notes 1 and 3 of Notes to Financial Statements for an explanation of the determination of the number of shares used to compute net income (loss) per share.

(3) Represents what our total revenue would have been if sales where we acted as a commissioned auction agent for our vendors ("Agent Sales" and The Onsale Exchange transactions) were recorded as transactions where we purchased or accepted consignment of merchandise from vendors for resale at auction ("Principal Sales"). This presentation of sales on a gross basis does not affect our gross profit or net income. Our management believes that gross merchandise sales provide a more consistent comparison between historical periods and to future periods than does total revenue. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with Generally Accepted Accounting Principles. Revenue from The Onsale Exchange has been included in gross merchandise sales through September 1998, after which this operation was transferred to Yahoo!. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Financial Statements.

(4) Certain prior years' balances have been reclassified to conform with the current year's presentation including credit card fees, which have been reclassified from cost of revenue to sales and marketing expenses to provide a better comparison with similar companies' reporting practices. Credit card fees as a percent of total revenue represented 2.5%, 2.7% and 2.4% for each of the years ended 1998, 1997 and 1996, respectively. We also reclassified customer service expenses from general and administrative expenses to sales and marketing expenses. Customer service expenses represented 3.0%, 5.3% and 6.0% of total operating expenses for each of the years ended 1998, 1997 and 1996, respectively. No reclassifications were made for the year ended December 31, 1995 because total operating expenses for that period were immaterial compared to those in other periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes included under Item 8 of this Form 10-K. This discussion contains forward-looking statements relating to future events or financial results, such as statements indicating that "we believe," "we expect," "we anticipate" or "we intend" certain events may occur or certain trends may continue, that involve risks and uncertainties. You should not rely too heavily on these statements; although they reflect the good faith judgment of our management, we can only base such statements on facts and factors that we currently know. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-K.

General

We are an Internet retailer selling retail and wholesale goods to businesses, resellers and consumers. We sell merchandise under two formats: Onsale atAuction, and, commencing in January 1999, Onsale atCost.

Onsale atAuction. Onsale atAuction is an interactive online auction designed to serve as an efficient and entertaining marketing channel for products that are typically unavailable through conventional distribution channels. Through atAuction, we sell excess merchandise and services, including refurbished and close-out products, over the web to businesses, resellers and consumers. Merchandise and services sold on the atAuction site include personal computers, consumer electronics, sports and fitness equipment and vacation packages. Standard auctions typically run for 24 to 48 hours. In May 1998, we introduced the Express Auction, a compressed version of our standard auction. Express auctions typically run one hour, enabling us to increase the number of auctions opened and closed during the week. We also introduced Quick Buy in the second quarter of 1998. Quick Buy provides a specific quantity of product to purchase at a fixed price.

Onsale atCost.  We introduced Onsale atCost in January 1999.
Through atCost, we offer businesses, resellers and consumers a broad selection of new computers and computer-related products for sale at prices equal to the amount invoiced by our vendors, plus charges for transaction, payment processing and shipping fees and taxes where appropriate.

For the period from our inception in July 1994 to December 31, 1995, our operating activities consisted primarily of recruiting personnel, purchasing operating assets, establishing vendor relationships and developing the computer infrastructure necessary to conduct auctions on the Internet. During that period, we had total revenue of $140,000. We achieved profitability in the first quarter of 1996 and increased our total revenue and net income in each quarter of 1996. However, in early 1997 we elected to expand our operations, including increasing our staffing and marketing efforts, which resulted in higher operating expenses and net losses in the final three quarters of 1997 and throughout 1998. We expect to continue to expand our operations and efforts to create brand loyalty, including advertising of both the atAuction and atCost formats, and therefore, we expect to experience net losses through at least the first half of 2000.

Through 1998, our revenue consisted of merchandise revenue and commission and other revenue. Merchandise revenue, also referred to as "Principal Sales," represents sales of merchandise acquired by us on a purchase or consignment basis where we charge the customer's credit card and either we or the vendor ships the merchandise to the customer. "Commission and other revenue" is comprised of: (1) commissions on Agent Sales (where the supplier charges and ships the product to the customer);
(2) commissions on The Onsale Exchange transactions (person to person auctions) included through September 1998; and (3) advertising revenue. For a discussion of the operation of each model, the risks that we bear under each model and the recognition of revenue for each, see Note 1 of Notes to Financial Statements.

Gross merchandise sales represent what our total revenue would have been if all Agent Sales and The Onsale Exchange transactions had been made as Principal Sales. We believe that the information on gross merchandise sales is relevant to a reader of our financial statements because it enables a comparison between historical periods and a more accurate comparison to future periods than does total revenue. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles.

In September 1998, we agreed to transfer The Onsale Exchange, our "person-to-person" auction site service to Yahoo!. As part of this agreement, we retained the responsibility for running the auctions and processing the transactions, and in return we receive a share of the advertising revenues generated from the Yahoo! Auction web site.
Although our future revenue will not include transactions from The Onsale Exchange, this should not have a significant impact on our financial statements due to the low volume of sales and significantly lower commission rates associated with these transactions.

Results of Operations

Revenue

The following tables reconcile total revenue to gross merchandise sales and set forth the composition of gross merchandise sales for the three years ended December 31, 1998, 1997 and 1996:


                                                % Change              % Change
                                               1998 over             1997 over
(in thousands)              1998       1997       1997       1996       1996
------------------------ ---------- ---------- ---------- ---------- ----------

Total revenue...........  $207,751    $88,981        133%   $14,269        523%
Plus: gross commission
 and other revenue......    30,325     29,926          1%    18,154         65%
Less: net commission
 and other revenue......    (3,627)    (2,984)        21%    (1,696)        76%
                         ---------- ----------            ----------
Gross merchandise sales.  $234,449   $115,923        102%   $30,727        277%
                         ========== ==========            ==========

                                                            % of Gross Merchandise Sales
                                                          -------------------------------
(in thousands)              1998       1997       1996       1998       1997      1996
------------------------ ---------- ---------- ---------- ---------- ---------- ---------
Merchandise revenue......
 Principal Sales:
   purchased inventory... $113,952    $50,681     $2,308         49%        44%        8%
   consigned inventory...   90,172     35,316     10,265         38%        30%       33%
                         ---------- ---------- ---------- ---------- ---------- ---------
Total merchandise revenue  204,124     85,997     12,573         87%        74%       41%
Gross commission and
 other revenue...........   30,325     29,926     18,154         13%        26%       59%
                         ---------- ---------- ---------- ---------- ---------- ---------
Gross merchandise sales.. $234,449   $115,923    $30,727        100%       100%      100%
                         ========== ========== ========== ========== ========== =========

Sources of Revenue Growth. The increases in total revenue and gross merchandise sales were due to investments in marketing programs designed to promote and maintain awareness of the Onsale brand, growth in our customer base and increases in the amount and types of merchandise obtained from vendors. Additionally, we increased the number of times we open and close auctions in a week from three at the end of 1996, to five at the end of 1997 and to seven in the first quarter of 1998. We also added Quick Buy and Express Auctions in the second quarter of 1998. We introduced The Onsale Exchange in the fourth quarter of 1997, but we transferred it to Yahoo! at the end of the third quarter of 1998. Our transfer of The Onsale Exchange to Yahoo! should not have a significant impact on our financial statements due to the low volume of sales and significantly lower commission rates associated with these transactions.

Constraints on Revenue Growth. During the fourth quarter of 1998, we experienced difficulties obtaining merchandise for sale through atAuction due to a limited supply of inventory available from our computer products vendors. These supply constraints resulted in fourth quarter sales growth of 2% over the third quarter of 1998, which was substantially lower than the growth rates in recent quarters. We cannot assure you that product availability for the atAuction site will improve in future quarters.

Principal vs. Agent Sales. The portion of our gross merchandise sales represented by merchandise revenue increased from 41% in 1996, to 74% in 1997 and to 87% in 1998, primarily due to increased sales of purchased inventory, because we believed that we had the potential to provide better customer service and to achieve higher gross margins over time by controlling the purchase of merchandise. As we note under "Gross
Profit" below, we have experienced low gross margins on purchased inventory. We are currently working with consignment and agent suppliers to establish standard customer service terms for sale of their products through atAuction. We believe this will enable us to increase our fixed margin consignment inventory and agent sales over time.

Gross Profit

Gross profit is total revenue less cost of revenue. Cost of merchandise revenue consists primarily of the cost of the merchandise sold to customers and shipping costs net of shipping and handling revenue. Commission and other revenue have minimal related cost of revenue. Prior to 1998, credit card fees were included as a cost of revenue. To provide a better comparison with similar companies' reporting practices, we reclassified credit card fees to selling and marketing expenses for 1997 and 1996. Credit card fees represented approximately 2.5%, 2.7% and 2.4% of total revenue for the years ended 1998, 1997 and 1996, respectively. Gross profit dollars (and as a percentage of total revenue) were $22.0 million (11.0%), $13.6 million (15.3%) and $3.1 million (21.5%) for 1998,
1997 and 1996, respectively. The increases in gross profit dollars were due to the increased sales over the last three years. Gross profit in 1998 included a first quarter charge of $789,000 for certain unreconciled merchandise adjustments and additional reserves related to customer returns.

Gross profit for total merchandise revenue and for gross commission and other revenue on a gross merchandise sales basis (excluding the 1998 first quarter charge for unreconciled merchandise adjustments and additional reserves for customer returns) for 1998, 1997 and 1996 was (in millions of dollars):

                                  1998                  1997                  1996
                         --------------------- --------------------- --------------------
                           Amount     Margin     Amount     Margin     Amount    Margin
                         ---------- ---------- ---------- ---------- ---------- ---------
Total merchandise
  revenue................    $19.2        9.4%     $10.6       12.4%      $1.4      11.0%
Gross commission and
 other revenue...........     $3.6       11.9%      $3.0       10.0%      $1.7       9.3%

Gross margin on merchandise revenue decreased in 1998 from 1997 primarily due to lower margins associated with sales of our computer products purchased inventory. Gross margin on commission and other revenue increased in 1998 primarily due to increased advertising revenue, which has a very low cost, partially offset by a decrease in Agent Sales transactions. Additionally, in September 1998, we transferred The Onsale Exchange service (which we had initiated in the fourth quarter of 1997) to Yahoo!, therefore, we did not record any transactions from The Onsale Exchange in the fourth quarter of 1998. Transactions from The Onsale Exchange during the fourth quarter of 1997 and for the first three quarters of 1998 typically generated significantly lower margins for us compared to other transactions.

Gross margin on merchandise revenue was higher in 1997 as compared with 1996 due to a one-time charge in 1996 of $130,000 related to our shift in contract warehouses. The increase in gross margin on commission and other revenue from 1996 to 1997 was primarily attributable to our ability to negotiate more favorable terms with vendors as we grew in size and, to a lesser extent, to us beginning to sell advertising, which has little cost of revenue associated with it.

Operating Expenses

Our operating expenses have increased significantly since our inception as a result of our expansion. Operating expenses include recruiting of personnel, development of our infrastructure, and increased efforts to expand and market our brand and auction services. We believe that our operating expenses will continue to increase as we expand our operations and promote our brand name.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, customer service, marketing and merchandise acquisition personnel, credit card fees and promotional material. These expenses represented 11.4%, 10.3% and 9.8% of total revenue for 1998, 1997 and 1996, respectively. These increases in sales and marketing expenses as a percentage of total revenue primarily represent a full year of expenses associated with our Internet advertising program initiated in the third quarter of 1997 and, to a lesser degree, these increases reflect additions to our marketing staff and other promotional and marketing expenses. We reclassified prior years' customer service expenses from general and administrative expenses to sales and marketing expenses to conform to current year's presentation. Customer service expenses represented 3.0%, 5.3% and 6.0% of total operating expenses for the years ended 1998, 1997 and 1996, respectively. We also reclassified 1997 and 1996 credit card fees from cost of revenue to sales and marketing expenses as discussed under Gross Profit. Credit card fees represented 13.4%, 14.0% and 12.7% of total operating expenses for 1998, 1997 and 1996, respectively. We expect sales and marketing expenses to increase in dollars as we continue to enhance our brand recognition through our marketing and advertising programs.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and logistical personnel, bad debt expense, facilities expenses, recruiting and other general corporate expenses. General and administrative expenses represented 5.1%, 5.6% and 4.2% of total revenue, respectively, for 1998, 1997 and 1996. The decrease in general and administrative expense as a percentage of total revenue in 1998 was due to our leveraging relatively fixed expenses with a higher volume of sales. The increase in general and administrative expenses as a percentage of sales in 1997 as compared with 1996 was due to increases in salaries and related costs, primarily as a result of the hiring of additional personnel, infrastructure development, additional professional fees required of a public company and expenses related to reserves established in connection with non-recurring potential expenses related to suppliers. We expect the dollar amount of general and administrative expenses to increase in 1999, as we expand staff and facilities and reflect expenses for the entire year for the personnel added in 1998.

Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, enhance, manage, operate and monitor our web site and related systems, as well as related equipment costs. Engineering expenses represented 2.4%, 3.2% and 5.0% of total revenue, respectively, for 1998, 1997 and 1996. The dollar increases in engineering expenses in each of these periods were primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of our web site and related systems. Prior to 1998, all engineering costs were expensed as incurred. In 1998, we adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"
("SOP 98-1") and, accordingly, capitalized certain engineering costs related to internally developed software. In 1998, we capitalized approximately $1.7 million of software of which $322,000 was related to engineering costs for internally developed software. We expect the dollar amount of engineering expenses to increase in the future as we continue to add staff to maintain, enhance and modify our web site and other systems.

Equity in Net Loss of Joint Venture

On May 15, 1998, we entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K.K., which commenced operations in the third quarter of 1998. We own a 40% interest in the joint venture and account for our interest using the equity method of accounting. Accordingly, we recognize our share of net profits or losses of the joint venture as an adjustment to our initial investment amount. Our share of the net loss of the joint venture was $200,000 during 1998.

Interest and Other Income, Net

Our interest and other income, net, was $2.7 million, $899,000 and $37,000, respectively, for 1998, 1997 and 1996. The increase in interest and other income, net, over the last three years was due to increased cash balances resulting from our initial public offering in April 1997, which netted proceeds of approximately $14.8 million, and our secondary offering in October 1997, which netted proceeds of approximately $45.1 million.

Income Taxes

We had net losses of $14.7 and $2.5 million, respectively, for the years ended 1998 and 1997 and thus no provision for income taxes was recorded for 1998 or 1997. For 1996, we generated income before income taxes of $404,000 and recorded a provision for income taxes of $43,000, representing an effective income tax rate of 10.6%. This effective tax rate was below the statutory rate primarily because we utilized our net operating loss carryforwards from the prior period. As of December 31, 1998, we had net operating loss carryforwards for federal tax purposes of approximately $14.4 million, which expire beginning in 2013. See Note 10 of Notes to Financial Statements.

Fluctuations in Operating Results

Our operating results have fluctuated in the past, and we expect them to continue to fluctuate in the future, due to a number of factors, many of which are outside our control. See "Risk Factors - Our operating results fluctuate significantly and are difficult to predict."

Liquidity and Capital Resources

Cash Inflows and Outflows

Financing Activities. Since our inception, we have financed our operations primarily through: (1) the sale of our common stock in our initial public offering in April 1997, through which we netted proceeds of approximately $14.8 million; (2) the sale of our common stock in a secondary offering in October 1997, through which we netted proceeds of approximately $45.1 million; (3) the private sale of Series A Preferred Stock and warrants for approximately $2.3 million in September 1996; and
(4) the sale of $1.9 million of Series B Preferred Stock pursuant to the exercise of the warrants in March 1997.

Net cash provided by financing activities of approximately $2.9 million in 1998 represents the issuance of common stock related to the exercise of stock options and issuances pursuant to the employee stock purchase plan during the year. Net cash provided by financing activities of $62.4 million in 1997 resulted almost entirely from proceeds received from our public stock offerings and from the exercise of warrants and employee stock options. Net cash provided by financing activities in 1996, $2.1 million, resulted from the sale of Series A Preferred Stock and certain warrants to a venture capital group.

Operating Activities. Net cash provided by (used in) in operating activities was approximately ($8.8), ($7.0) and $1.2 million, respectively, for the years ended December 31, 1998, 1997 and 1996. The net cash used in operating activities in 1998 was primarily attributable to our net loss from operations of $14.7 million, an increase in merchandise inventory of $5.2 million and an increase in accounts receivable of $2.8 million. These uses of cash were partially offset by an increase in accounts payable of $8.7 million as we improved our payment terms with vendors, an increase in accrued expenses of $2.0 million and an increase in deferred revenue of $1.3 million. Net cash used in operating activities in 1997 was primarily due to the operating loss of $2.5 million, increased inventories and accounts receivable of $4.1 and $2.0 million, respectively, partially offset by an increase in accrued expenses of $1.5 million. Net cash provided in 1996 was primarily due to increases in accounts payable and deferred revenue of $2.2 and $0.6 million, respectively, partially offset by a $1.5 million increase in inventory.

Investing Activities. Net cash used in investing activities of $24.7 million during 1998 reflects our net investment of excess cash in short term marketable securities, $20.7 million at December 31, 1998, and investment of $4.0 million in property and equipment including fixtures and equipment for our new corporate headquarters and California warehouse, continued investment in hardware required for our web site, a new financial software package and other software that we developed for internal use. During 1997 and 1996, our investments related solely to the purchase of property and equipment.

During 1998, we funded our initial investment in our joint venture with Softbank Corporation of $2.0 million through an unsecured note payable denominated in U.S. dollars to Softbank Corporation. The principal and accrued interest thereon is due the earlier of the closing date on an initial public offering of the joint venture or December 2002, with interest accruing at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan (1.7% as of December 31,
1998). This note has no right of offset against our investment in the joint venture.

Cash, Cash Equivalents and Commitments

Cash and Cash Equivalents. As of December 31,1998, we had approximately $26.0 million of cash and cash equivalents and $20.7 million of short-term available-for-sale investments.

Commitments.  As of December 31, 1998:

   o Our principal commitment was an obligation of approximately $4.4 million under operating leases for our corporate headquarters.

   o We have no material commitments for capital expenditures, but we anticipate purchasing approximately $2.6 million of property and equipment during 1999, primarily for computer and office equipment.

   o We have certain sponsorship agreements which allow us to appear as the auction sponsor on specific web sites. These agreements require future payments of up to $2.4 million and under certain circumstances incremental fees based on the volume of traffic to our web site. These agreements expire at various times from March to December 1999.

        As a result of our intention to offer credit to certain customers in the future and because of our rapid growth, we may require additional cash to support the anticipated growth in accounts receivable. We expect our operating expenses to increase as we continue to expand our marketing efforts, increase our staffing, increase our software development efforts, and grow our infrastructure. As a result, we expect to experience quarterly net losses through at least the first half of 2000, and thus we may need to finance our increased inventory, accounts receivable, capital expenditures and some portion of our operating expenses from our current cash and cash equivalents balance.

We believe that our current cash and cash equivalent balance will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive for funding our expansion. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that financing will be available to us in amounts or on terms acceptable to us.

Impact of the Year 2000 Issue

Background. The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

Readiness. We have completed assessment of all internal systems. Our assessment included information technology systems such as business systems, web site operations systems, infrastructure and support systems as well as non-information technology systems such as our security system, building and telephone equipment, and embedded microcontrollers. Our accounting system and internally developed systems are Year 2000 compliant. We are testing all systems to ensure that they will be available and operational. All testing and remediation efforts are expected to be completed by June 30, 1999. In addition, we are seeking and will continue to seek assurances from vendors and other third parties with whom we do business that they are on target for completing their own Year 2000 remediation.

Risks. Our most likely worst case scenario would be dispersed, intermittent telecommunications problems experienced by local Internet service providers and their users throughout the country and world, preventing those customers from being able to access our web site. This could be combined with, or result from, intermittent power problems which could cause similar problems with accessing the web site. Additionally, many customers may be using older systems which may not be Year 2000 compliant, and this would prevent them from accessing our web site.
Under this worst case scenario, we would continue operations, but our web site would be inaccessible to the individuals or groups affected by these problems. If our credit card processors are not Year 2000 compliant, we will not be able to process credit card sales. If our vendors are not Year 2000 compliant, we will not be able to obtain products from our vendors or our vendors may not be able to ship products sold to our customers. In the event of this worst case scenario, we could lose significant revenues from customers unable to purchase from the site, be unable to ensure delivery of products to customers, incur expenses to repair our systems, face interruptions in the work of our employees, lose advertising revenue and suffer damage to our reputation.

Estimated Year 2000 Costs.  We estimate our total costs for ensuring
Year 2000 compliance for all internal systems to be minimal. Costs incurred through December 31, 1998 in connection with Year 2000 compliance projects have not been material. We will incur additional amounts related to the Year 2000 plan for administrative expenses associated with confirming compliance by outside parties, outside contractor assistance, product engineering and customer satisfaction. We have funded our Year 2000 plan from operating cash flows.

Contingency Planning. We are developing a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions and we make no guarantees with regards to these external forces and their impact on our operations.

New Accounting Pronouncements

In April 1998, the AICPA issued SOP 98-1, which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. We adopted SOP 98-1 in 1998.

                               Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Form 10-K before investing in our common stock. The risks described below are not the only ones we face. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Our short operating history makes our business difficult to evaluate.

We founded Onsale in July 1994 and began conducting auctions on the Internet in May 1995. Accordingly, there is a limited operating history upon which to base an evaluation of our business and prospects. In January 1999, we initiated a new business, titled "Onsale atCost," to complement our existing "Onsale atAuction" business. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. These risks include those set forth below. To address these risks, we must, among other things:

   o      continue to expand our vendor channels and buyer resources;
   o      manage product obsolescence and pricing risks;
   o maintain our customer base and attract significant numbers of new customers;
   o      respond to competitive developments;
   o      implement and execute our business strategy successfully; and
   o continue to develop and upgrade our technologies and retailing services.

We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter, and if we fail to do so our business could be harmed. Further, in view of our recent formation of Onsale atCost, the rapidly evolving nature of our business in general and our limited operating history overall, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

We expect net losses for the foreseeable future.

We incurred net losses in each of 1998 and 1997, and we expect to experience substantial quarterly net losses through the first half of 2000. We base this expectation in part on the following:

   o We expect the formation and operation of Onsale atCost to lead to increased operating expenses. We cannot assure you that consumers will accept the atCost format or that the volume generated from this format will cover the increased operating costs.

   o We expect our operating expenses will continue to increase as we expend financial and management resources on marketing. For instance, we launched a significant advertising campaign in the first quarter of 1999. We must continue to expand our marketing efforts to enhance our brand image, increase our visibility on other companies' high traffic web sites, purchase larger volumes of merchandise, increase the size of our staff and support our growing infrastructure. Our operating expenses will also continue to increase as we increase the size of our staff, purchase larger volumes of merchandise and continue to support our growing infrastructure.

   o Our atAuction business has relatively low operating margins, and the transaction fee pricing model on which atCost is based may produce lower gross margins than atAuction. The profitability of atCost may therefore depend on generating a higher volume of transactions compared with atAuction. Because atCost is new, we are unable to predict what revenues and margins atCost will produce, and therefore whether and to what extent atCost will achieve profitability.

To the extent that increases in operating expenses are not matched by increased revenue, our business, operating results and financial condition will be harmed.

Our operating results fluctuate significantly and are difficult to predict.

Our operating results have fluctuated in the past, and we expect them to continue to fluctuate in the future, due to a number of factors, many of which are outside our control. These factors include:

   o our ability to attract new atAuction customers and to retain our repeat customers;
   o our ability to generate increased transaction volumes with our new atCost business;
   o the degree to which our new atCost business cuts into our existing atAuction business;
   o our ability to manage our inventory mix and the mix of products offered for auction, meet our pricing targets and take other actions required to maintain customer satisfaction;
   o    our ability to maximize gross margins;
   o    the availability and pricing of merchandise from vendors;
   o the timing, cost and availability of advertising on web sites comparable to ours and over other media;
   o the amount and timing of costs relating to expansion of our operations;
   o the announcement or introduction of new types of merchandise, service offerings or customer services by us or our competitors;
   o delays in revenue recognition at the end of a fiscal period as a result of shipping or logistical problems;
   o delays in shipments as a result of strikes or other problems with our delivery service providers or the loss of our credit card processor; and
   o general economic conditions and economic conditions specific to the Internet and electronic commerce.

Due to the foregoing factors and factors discussed elsewhere in this Form 10-K, in some future quarter our operating results may not meet the expectations of securities analysts and investors, and in such event the trading price of our common stock may decline.

We experience seasonality in our business.

We have experienced and may continue to experience seasonality in our business. In the fourth quarter of 1998, our computer product revenue declined due to seasonally limited availability of excess and refurbished goods during the main holiday season. The availability of excess and refurbished goods, which is critical to our atAuction business, typically runs counter to normal selling cycles. Moreover, Internet usage in general may be subject to seasonal fluctuations. If these seasonal fluctuations occur, our operating results may fluctuate accordingly.

We are in an extremely competitive market.

        Existing Competitors. The electronic commerce market, particularly over the Internet, is new, rapidly evolving and extremely competitive, and we expect competition to intensify in the future. We currently or potentially compete with a variety of other companies who either offer the same types of merchandise and/or provide the same or a similar type of sales format to customers, including those listed under "Business - Competition." Many of these current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to secure merchandise from vendors on more favorable terms than we obtain, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than we can.

        New Competitors. Electronic commerce is characterized by low barriers to entry. Moreover, our current and potential competitors have established or may establish cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, it is possible that new competitors or alliances among competitors and vendors may emerge and rapidly acquire marketshare. In addition, manufacturers might elect to liquidate their products directly. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

        Accordingly, we cannot assure you that we will be able to maintain or increase our revenues, web site traffic levels or click-throughs relative to our current and potential competitors. If competition increases and our branding efforts are not successful, our business will be harmed.

If we cannot continue to build strong brand loyalty, our business will be harmed.

        We believe that development and awareness of the Onsale brand is critical to our success in attracting consumers and advertisers.
Furthermore, we believe that the importance of brand loyalty will increase as low barriers to entry encourage the proliferation of web sites. If we are unsuccessful in continuing to build strong brand loyalty, our business will be harmed.

In order to attract and retain consumers and advertisers, and to promote and maintain the Onsale brand in response to competitive pressures, we intend to increase our marketing and advertising spending, including campaigns in traditional forms of media such as television. We believe that advertising rates, and the cost of any online advertising campaigns that we conduct in particular, could increase substantially in the future. Despite our efforts, we cannot assure you that consumers or advertisers will perceive our web site and/or the Onsale brand as superior to the web sites and/or brands of our competitors.

We may encounter new risks associated with our new business offerings and international expansion.

        Risks of new offerings. We are continually introducing new lines of business in order to diversify our business offerings, including most recently our new Onsale atCost business and our international joint venture with SoftBank Corporation. General risks associated with diversifying our business offerings include dilution of the Onsale brand, lack of customer interest and vendor dissatisfaction. We may be exposed to additional risks associated with these new opportunities that we have not yet identified. If we are unable to identify and address these risks, our business will be harmed.

        Risks of international expansion. Expansions of our business into international markets face additional risks. Electronic commerce over the Internet in general, and our services in particular, may not gain broad market acceptance in international markets. We may experience difficulty in managing international operations as a result of competition, technical problems, local laws and regulations, distance, and language and cultural differences. There are also certain risks inherent in doing business internationally, including:

   o the general risk that we may invest time and money into such expansion without success;
   o    cultural and business practice differences;
   o    fluctuations in currency exchange rates;
   o    political risks and legal and economic instability;
   o    difficulties in collecting international accounts receivable;
   o    potentially longer payment cycles;
   o    difficulties in obtaining U.S. export licenses
   o    the introduction of non-tariff barriers and higher duty rates;
   o higher costs of enforcing contractual obligations and intellectual property rights;
   o seasonal reductions in business activity in certain other parts of the world; and
   o    potentially adverse tax consequences.

 One or more of these factors might have a material adverse effect on our current or future international operations, and consequently on our business overall.

We face risks associated with purchasing and carrying our own inventory.

We currently purchase a large majority of our merchandise from vendors, rather than having our vendors ship merchandise as each sale occurs, and we expect our purchased inventory to continue to account for a large majority of our total gross merchandise sales in the future. Accordingly, we inherit the risks of carrying our own inventory, including:

   o potential declines in the market value of the refurbished and excess goods that we purchase;
   o managing customer returns and credits associated with merchandise to be returned to vendors;
   o shrinkage resulting from theft, loss or misrecording of inventory; and
   o unpredictable sale prices due to the nature of our auction process.

        We depend on third parties for fulfillment of our purchased inventory. We use Gage Marketing Group, our contract warehouse, to fulfill approximately 85% of purchased inventory sales. We also use United
Parcel Service as our delivery service for substantially all of our products. We have limited control over these third parties and we have no long-term relationships with any of them. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the quality of products and services by such third parties falls below a satisfactory standard, our business could be harmed.

We rely on merchandise vendors for supply, shipping and quality of products.

Supply. We are entirely dependent upon vendors to supply us with merchandise for sale through Onsale atAuction and Onsale atCost. In 1998, approximately 27% of our total sales over our online auctions were derived from merchandise acquired from the five most significant vendors for that year and one vendor accounted for 11% of total sales. We have no long-term contracts or arrangements with our vendors that guarantee the availability of merchandise. Moreover, we must develop distributor relationships to supply the necessary volume of products for our new atCost business. We cannot assure you that our current vendors will continue to supply merchandise for sale through atAuction or that we will be able to establish new vendor relationships that will ensure that merchandise will be available for atAuction or atCost.

Customer Service - Shipping and Quality of Products (Returns).
Although we purchase a large majority of our inventory, we also rely on some of our vendors to ship merchandise directly to customers. Consequently, we have limited control over the goods shipped by these vendors, and at times these shipments have been subject to delays. Also, despite the fact that most merchandise that we have sold carries either a manufacturer's or vendor's warranty, and we are not obligated to accept merchandise returns, we in fact have accepted returns from customers for which we did not receive reimbursements from our manufacturers or vendors. If the quality of service provided by such vendors falls below a satisfactory standard or if our level of returns exceeds our expectations, this could have a harmful effect on our business.

We depend on relationships with other online companies.

We currently depend, and to some extent we are increasing our dependence, on our agreements with other online companies for advertising, promotional placements and sponsorships. These agreements are short-term and none provide for guaranteed renewal. The risks associated with this dependence include:

   o uncertainty whether significant spending on these relationships will increase our revenues substantially, at all, or within the time periods that we expect;
   o the possibility that space on other web sites or the same sites may increase in price or cease to be available on reasonable terms or at all; and
   o the possibility that a competitor will purchase exclusive rights to attractive space on key sites.

We depend on other third parties for the operation of our business.

In addition to the merchandise vendors and online companies described above, we also depend on several third parties in conducting our operations, including the following:

   o we do not own a gateway onto the Internet, but instead rely on an Internet service provider to connect our web site to the Internet;
   o our internally-developed auction software depends on operating system, database and server software that has been developed, produced by and licensed from third parties; and
   o Wells Fargo Bank, through its relationship with First Data Corporation, is our sole processor of credit card transactions.

We have limited control over these third parties and we have no long-term relationships with any of them. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the quality of products and services by such third parties falls below a satisfactory standard, our business could be harmed. Also, our loss of or inability to maintain or obtain upgrades to certain of our technology licenses could result in delays in developing our systems until equivalent technology could be identified, licensed or developed, and integrated.

Our business may face increased government regulation.

Auctioneering and other laws in other states. Several states have laws that regulate auctions and auction companies within their jurisdiction. We are currently subject to auctioneering laws in the state of California, but other states may interpret their statutes to apply to our transactions with consumers in such states. The burdens of complying with auctioneering laws in other states could materially increase our cost of doing business. Similarly, other states may construe their existing laws governing issues such as property ownership, sales tax, libel and personal privacy to apply to Internet companies servicing consumers within their boundaries. Resolution of whether or how such laws will be applied is uncertain and may take years to resolve.

Tax laws. The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Information Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. Our business may be harmed by the passage of laws in the future imposing taxes or other burdensome regulations on Internet commerce.

New Internet laws. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

Internet access fees. Certain local telephone carriers have asserted that the increasing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers and online service providers. If such access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the increasing use of the Internet, which could in turn decrease the demand for our services or increase our cost of doing business and thus have a harmful effect our business.

We may have to qualify to do business in other jurisdictions. As our service is available over the Internet in multiple states and foreign countries, and as we sell to numerous consumers resident in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We are qualified to do business in only three states, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties.

We could face liability or a decrease in business if a breach of security occurs.

The secure transmission of confidential information over public networks continues to be a significant barrier to electronic commerce and communications. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to affect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or possible liability. Moreover, any well-publicized breach of security could deter use of the Internet, and the web in particular, as a means to conduct commercial transactions.

If we are unable to manage our growth, our business could be harmed.

We expect to continue to expand our operations, and in order to manage this growth we face the following challenges:

   o improving existing and implementing new operational, financial and inventory systems, procedures and controls;
   o integrating our new key managerial and technical employees into our existing management team;
   o training, motivating and managing our growing employee base, and identifying the personnel required to continue to grow our employee base; and
   o managing the risks associated with accounts receivable expansion and collection if and when we begin offering credit to certain customers that have been approved as having an appropriate credit rating.

We depend on our key employees.

Our future performance depends upon the continued contributions of members of our senior management and other key personnel. We do not have long-term employment agreements with any of our key personnel and we maintain no key person life insurance. Competition for attracting and retaining personnel in our industry is intense, especially in our geographic location in the San Francisco Bay area, and we may not succeed in attracting and retaining the personnel we will need to succeed in the future. If one or more of our key personnel leaves us and/or joins or forms a competitor, this could have a harmful effect on our business.

The electronic commerce industry can change rapidly.

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements that could render our existing web site technology and services obsolete. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Moreover, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our own technology. Our future success will depend on our ability to respond to technological advances, emerging industry standards and new market demands on a timely and cost-effective basis.

We depend on continued improvements in the Internet infrastructure and in our own systems.

Growth of the Internet generally. Our success depends in large part on the development of the Internet infrastructure and related enabling technologies, performance improvements and security measures for providing reliable Internet access and services. The Internet could suffer from performance problems or outages due to continued growth in Internet users and their bandwidth requirements and due to other problems such as the "Year 2000 issue." Any of these problems could lead to decreased usage or growth in usage of our web site. Also, our ability to increase the speed with which we provide services to consumers and to increase the scope of such services is limited by and dependent upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services is dependent on future improvements to the entire Internet.

Growth of our own systems in particular. Our revenues depend upon the number of visitors who use our web site and the volume of orders we fulfill in atAuction and atCost. We use an internally developed system for our web site and several aspects of transaction processing, including billing, shipping and tracking. We may be required to add additional hardware and software and further develop and upgrade our existing technology, transaction-processing systems and network infrastructure to accommodate increased traffic on our web site and increased sales volume through our transaction-processing systems. Any failure to do so may cause unanticipated systems disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

We are subject to risks of system failure.

Substantially all of our communications hardware and computer hardware is located at a leased facility in Menlo Park, California. Our systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. We do not presently have fully redundant systems and have not yet completed implementing a formal disaster recovery plan. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptive problems. Our coverage limits on our property and business interruption insurance may not be adequate to compensate us for all losses that may occur.

We may be unable to protect our intellectual property.

        Our performance and ability to compete are dependent on a significant degree on our ability to protect and enforce our intellectual property rights, which include the following:

   o    our proprietary technology
   o our registered U.S. trademarks and our other trade and service marks; and
   o    our domain names, each of which relates to our brand.

We rely on a combination of patent, trademark, copyright and trade secret laws, regulations governing domain names, confidentiality agreements and technical measures to establish and protect our proprietary rights. We may not be able to protect our proprietary rights, and our inability or failure to do so could result in dilution of the Onsale brand and other loss of competitive and commercial advantages that we hold. See "Business - Intellectual Property and Other Proprietary Rights." Additionally, we may choose to litigate to protect our intellectual property rights, which could result in a significant cost of resources and money to us. We cannot assure success in any such litigation that we might undertake.

We face litigation risks.

        Intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may infringe upon the proprietary rights of others, and we have in the past received, and may in the future receive, notices from third parties claiming infringement by our software or other aspects of our business. Any such claims, with or without merit, could result in significant litigation costs and diversion of resources and management attention, and could require us to enter into royalty and licensing agreements (which may not be available on terms acceptable to us or at all). If litigation is successful against us, this could result in invalidation of our proprietary rights and/or significant liability for damages, which could have a harmful effect on our business.

Products liability. Our sale of products through our atAuction and atCost services could subject us to product liability claims, and states and other jurisdictions other than California may interpret their products liability laws to apply to Internet commerce providers such as us that enter into transactions with their residents. While we carry liability insurance, it may not be adequate to fully compensate for substantial claims, and these claims could have a harmful effect on our business.

        Liability for information transmitted over our online services. The law relating to the liability of online services companies for information carried on or disseminated through our services is currently unsettled. Claims could be made against us under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement or other theories based on the nature and content of the materials disseminated through our services. Several private lawsuits seeking to impose such liability on other online services companies are currently pending. In addition, legislation has been proposed that imposes liability for, or prohibits the transmission over the Internet of certain types of information. The potential imposition of liability on online services companies for information carried on or disseminated through their services could require us to alter our service offerings.

Consumer acceptance of the Internet as a viable market for our goods is uncertain.

        The market for the sale of goods over the Internet, particularly through online auctions, is still in a development stage and is rapidly changing. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Since the market for our auctions is still relatively new and evolving, and the market for our atCost products is new, it is difficult to predict the size of this market or its future growth rate, if any.

        Moreover, the success of our auctions will depend upon continued growth of the Internet as a medium for commerce by a broad base of consumers and vendors. We cannot assure you that a sufficiently broad base of consumers will adopt and continue to use the Internet as a medium for commerce generally or for the types of products that we offer in particular. Additionally, critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online.

Our ownership by a small number of stockholders could discourage, delay or prevent our acquisition by another company.

Our officers, directors and greater than 5% stockholders (and their affiliates), in the aggregate, beneficially own approximately 54% of our outstanding common stock as of March 1999. As a result, such persons, acting together, will have the ability to control our management and affairs and to control all matters submitted to our stockholders for approval, including elections and removal of directors and a merger or sale of the company. Accordingly, this concentration of ownership may have the effect of inhibiting, delaying or preventing a change in control, merger or sale of the company, which in turn could have an adverse effect on the market price of our common stock.

Our stock price is volatile.

The market price of the shares of our common stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to several factors, such as:

   o    actual or anticipated variations in our results of operations;
   o    announcements of technological innovations;
   o    new sales formats by us or our competitors;
   o developments with respect to patents, copyrights or proprietary rights;
   o    changes in financial estimates by securities analysts;
   o conditions and trends in the Internet and electronic commerce industries; and
   o adoption of new accounting standards affecting the retail sales industry.

Further, the stock markets, and in particular the Nasdaq National
Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks, including our common stock, are at or near historical highs and reflect price earnings ratios substantially above historical levels. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In the past, stockholders have instituted securities class action litigation against several companies following periods of volatility in the market price of their securities. Such litigation, if instituted against us, could result in diversion of our management's attention and resources and substantial financial costs.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long term debt. We do not use derivative financial instruments in our investment portfolio. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. All of our cash equivalents and short-term investments, consisting principally of commercial paper, equity securities and governmental securities, are classified as available-for-sale as of December 31, 1998. We do not expect any material loss with respect to our investment portfolio.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio.

(In thousands, except interest rates)      1999
                                        ----------
 Cash equivalents......................   $22,305
    Fixed Interest Rate                       5.3%


 Investments...........................   $20,696
    Fixed Interest Rate                       5.7%

We also have market risk related to our long-term debt obligation, which matures in 2002. The principal amount of this obligation is $2.0 million and has a variable rate of interest which is equal to the prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan. At December 31, 1998, this prime rate was 1.7%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Index to Financial Statements                                         Page

   Financial Statements:

      Report of Independent Accountants..................................  32

      Balance Sheets as of December 31, 1998 and 1997....................  33

      Statements of Operations for the Years Ended December 31,
        1998, 1997 and 1996..............................................  34

      Statements of Cash Flows for the Years Ended December 31,
         1998, 1997 and 1996.............................................  35

      Statements of Stockholders' Equity for the Years
         Ended December 31, 1998, 1997 and 1996..........................  36

      Notes to Financial Statements......................................  37

      Financial Statement Schedules:
          II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1998....................  47


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.


Supplementary Financial Data:
     Quarterly Financial Data (unaudited) for the two years ended
     December 31, 1998...................................................  48

                                 ONSALE, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS
        ---------------------------------------------------------------

To the Board of Directors and Stockholders of Onsale, Inc.

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Onsale, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
San Jose, California
February 8, 1999

                                 ONSALE, Inc.

                               BALANCE SHEETS
                   (dollars in thousands, except par value data)

                                                               December 31,
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
Assets
Current assets:
 Cash and cash equivalents...............................   $26,008     $56,566
 Short-term investments..................................    20,696         --
 Accounts receivable, net of allowances of $487 and $154.     5,219       2,390
 Merchandise inventory...................................    10,809       5,632
 Prepaid expenses and other current assets...............       484         865
                                                          ----------  ----------
   Total current assets..................................    63,216      65,453
Property and equipment, net..............................     4,024       1,535
Investment in joint venture..............................     1,800         --
Other assets.............................................       386         155
                                                          ----------  ----------
   Total assets..........................................   $69,426     $67,143
                                                          ==========  ==========
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable........................................   $11,064      $2,408
 Accrued expenses........................................     3,996       1,963
 Deferred revenue........................................      1836         503
                                                          ----------  ----------
   Total current liabilities.............................    16,896       4,874
Long-term liabilities....................................     2,016         --

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity:
 Convertible preferred stock, $0.001 par value;
  2,000,000 shares authorized: no shares issued
  and outstanding........................................       --          --
 Common stock, $0.001 par value; 30,000,000 shares
  authorized; 19,314,844 and 18,642,015 shares
  issued and outstanding, respectively...................        19          19
 Additional paid-in capital..............................    67,712      64,801
 Accumulated deficit.....................................   (17,217)     (2,551)
                                                          ----------  ----------
   Total stockholders' equity............................    50,514      62,269
                                                          ----------  ----------
   Total liabilities and stockholders' equity............   $69,426     $67,143
                                                          ==========  ==========

The accompanying notes are an integral part of these financial statements.

                                 ONSALE, Inc.

                            STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                 Years Ended December 31,
                                            --------------------------------
                                               1998       1997       1996
                                            ---------- ---------- ----------
Revenue:
  Merchandise.........................       $204,124    $85,997    $12,573
  Commission and other revenue........          3,627      2,984      1,696
                                            ---------- ---------- ----------
     Total revenue....................        207,751     88,981     14,269

Cost of revenue.......................        185,745     75,336     11,195
                                            ---------- ---------- ----------
Gross profit                                   22,006     13,645      3,074
                                            ---------- ---------- ----------
Operating expenses:
  Sales and marketing.................         23,582      9,181      1,397
  General and administrative..........         10,679      4,962        596
  Engineering.........................          4,957      2,873        714
                                            ---------- ---------- ----------
     Total operating expenses.........         39,218     17,016      2,707
                                            ---------- ---------- ----------
Income (loss) from operations.........        (17,212)    (3,371)       367
Equity in net loss of joint venture...           (200)       --         --
Interest and other income, net........          2,746        899         37
                                            ---------- ---------- ----------
Income (loss) before income taxes.....        (14,666)    (2,472)       404
Provision for income taxes............            --         --          43
                                            ---------- ---------- ----------
Net income (loss).....................       ($14,666)   ($2,472)      $361
                                            ========== ========== ==========
Net income (loss) per share:
  Basic...............................         ($0.77)    ($0.16)     $0.03
                                            ========== ========== ==========
  Diluted.............................         ($0.77)    ($0.16)     $0.03
                                            ========== ========== ==========

Weighted average common shares:
  Basic...............................         18,953     15,742     12,090
                                            ========== ========== ==========
  Diluted.............................         18,953     15,742     13,536
                                            ========== ========== ==========

The accompanying notes are an integral part of these financial statements.

                                 ONSALE, Inc.

                           STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Years Ended December 31,
                                                  -----------------------------
                                                    1998      1997      1996
                                                  --------- --------- ---------
Cash flows from operating activities:
  Net income (loss).............................. ($14,666)  ($2,472)     $361

  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Equity in net loss of joint venture........      200       --        --
      Interest on long-term debt                        16       --        --
      Depreciation and amortization..............    1,521       616        58
      Changes in assets and liabilities:
        Accounts receivable, net.................   (2,829)   (1,995)     (373)
        Merchandise inventory....................   (5,177)   (4,112)   (1,519)
        Prepaid expenses and other assets........      150      (562)     (458)
        Accounts payable.........................    8,656       140     2,165
        Accrued expenses.........................    2,033     1,483       363
        Deferred revenue.........................    1,333      (101)      602
                                                  --------- --------- ---------
Net cash provided by (used in) operating
 activities......................................   (8,763)   (7,003)    1,199
                                                  --------- --------- ---------
Cash flows from investing activities:
  Purchases of short-term, available-for-sale
    investments..................................  (31,649)      --        --
  Proceeds from sales of short-term,
    available-for-sale investments...............   10,953       --        --
  Purchase of property and equipment.............   (4,010)   (1,573)     (606)
                                                  --------- --------- ---------
Net cash used in investing activities............  (24,706)   (1,573)     (606)
                                                  --------- --------- ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock and
   exercise of warrants, net.....................    2,911    62,313        41
  Proceeds from issuance of preferred stock
   and warrants..................................      --        --      2,345
  Payment of note receivable from
   stockholder, net..............................      --        100       --
  Advances due related parties, net..............      --        --       (270)
                                                  --------- --------- ---------
Net cash provided by financing activities........    2,911    62,413     2,116
                                                  --------- --------- ---------
Net increase (decrease) in cash and cash
 equivalents.....................................  (30,558)   53,837     2,709
Cash and cash equivalents at beginning of
 period..........................................   56,566     2,729        20
                                                  --------- --------- ---------
Cash and cash equivalents at end of period.......  $26,008   $56,566    $2,729
                                                  ========= ========= =========
Supplemental disclosure of noncash investing
 activities:
  Investment in joint venture....................  ($2,000)    $ --      $ --
                                                  ========= ========= =========
Supplemental disclosure of noncash financing
 activities:
  Borrowing associated with joint
   venture investment............................   $2,000     $ --      $ --
                                                  ========= ========= =========

  Common stock issued for promissory note........    $ --      $ --       $100
                                                  ========= ========= =========

The accompanying notes are an integral part of these financial statements.

                                 ONSALE, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share information)

                              Convertible                                   Addi-
                           Preferred Stock      Common Stock      Note     tional    Accumu-
                          ----------------- -------------------  Receiv-   Paid-In    lated
                           Shares   Amount    Shares    Amount    able     Capital   Deficit     Total
                          --------- ------- ----------- ------- --------- --------- ---------- ----------
Balance at December 31,
 1995....................      --    $ --   12,043,398     $12     $ --         $9      ($440)     ($419)
Issuance of common stock.      --      --       20,000     --       (100)      100        --         --
Issuance of common stock
  stock upon the
  exercise of options....      --      --       15,000     --        --         16        --          16
Issuance of common stock
  upon exercise of
  warrants...............      --      --      100,359     --        --         25        --          25
Issuance of Series A
  convertible preferred
  stock and warrants
  for cash...............  365,191       1        --       --        --      2,344        --       2,345
Net income...............      --      --         --       --        --        --         361        361
                          --------- ------- ----------- ------- --------- --------- ---------- ----------
Balance at December 31,
 1996....................  365,191       1  12,178,757      12      (100)    2,494        (79)     2,328
Issuance of Series B
  convertible preferred
  stock pursuant to
  exercise of warrants...  202,910       1        --       --        --      1,945        --       1,946
Issuance of common
  stock upon initial
  public offering, net
  of issuance costs......      --      --    2,875,000       3       --     14,805        --      14,808
Conversion of Series A
  and B convertible
  preferred stock into
  common stock upon
  initial public
  offering............... (568,101)     (2)  1,704,303       2       --        --         --         --
Issuance of common
  stock upon secondary
  offering, net of
  issuance costs.........      --      --    1,709,300       2       --     45,128        --      45,130
Issuance of common
  stock upon the
  exercise of options....      --      --      157,057     --        --        339        --         339
Issuance of common
  stock pursuant to
  the employee stock
  purchase plan..........      --      --       17,598     --        --         90        --          90
Repayment of note
  receivable from
  stockholder............      --      --         --       --        100       --         --         100
Net loss.................      --      --         --       --        --        --      (2,472)    (2,472)
                          --------- ------- ----------- ------- --------- --------- ---------- ----------
Balance at December 31,
 1997....................      --      --   18,642,015      19       --     64,801     (2,551)    62,269
Issuance of common
  stock upon the
  exercise of options....      --      --      583,252     --        --      2,378        --       2,378
Issuance of common
  stock pursuant to
  the employee stock
  purchase plan..........      --      --       89,577     --        --        533        --         533
Net loss.................      --      --         --       --        --        --     (14,666)   (14,666)
                          --------- ------- ----------- ------- --------- --------- ---------- ----------
Balance at December 31,
 1998....................      --    $ --   19,314,844     $19     $ --    $67,712   ($17,217)   $50,514
                          ========= ======= =========== ======= ========= ========= ========== ==========

The accompanying notes are an integral part of these financial statements.

                                   Onsale, Inc.

                           NOTES TO FINANCIAL STATEMENTS

NOTE 1-THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Onsale, Inc. (the "Company" or "Onsale") is an electronic retailer that sells merchandise through an interactive online auction designed to serve as an efficient and entertaining marketing channel for products that are typically unavailable through conventional distribution channels. Through its auction format, Onsale specializes in selling excess merchandise and services, such as refurbished and close-out products, over the World Wide Web (the "Web") to businesses, resellers and consumers. Onsale conducts its business within one industry segment.

The Company was incorporated in California in July 1994 and commenced operations in May 1995. In March 1997, the Company reincorporated in Delaware and exchanged each share of each series of stock of the predecessor company into one share of each corresponding series of stock of the Delaware successor.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Onsale's revenue is primarily related to sales of merchandise recorded as merchandise revenue and commission and other revenue. Merchandise revenue, also known as "Principal Sales", represent sales of inventory purchased by Onsale and sales of inventory placed on consignment with Onsale. Commission and other revenue consists of (1) commissions on Agent Sales transactions, (2) commissions on The Onsale Exchange transactions through September 1998 and (3) advertising revenue.

Merchandise Revenue - purchased inventory

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

Merchandise Revenue - consignment inventory

For sales on consignment, the Company will either take physical possession of the merchandise or the vendor will retain physical possession of the merchandise. In either case, the Company is not obligated to take title to the merchandise unless it successfully sells the merchandise. Upon completion of an auction, the Company takes title to the merchandise, charges the customer's credit card and either ships the merchandise directly or arranges for a third party to complete delivery to the customer. Subsequently, the Company pays the vendor any amounts due for the purchase of the related merchandise. The Company records the full sales amount as revenue upon verification of the credit card authorization and shipment of the merchandise. In consignment transactions, the Company is at risk of loss for collecting all of the auction proceeds, delivery of the merchandise and returns from customers. In instances where credit card authorization has been received but the merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped.

Under the Principal Sales model, the Company will allow customers to return products in certain circumstances. Accordingly, the Company provides for allowances for estimated future returns at the time of shipment based on historical experience.

Commission and other revenue

In Agent Sales transactions, the Company conducts electronic auctions and processes orders in exchange for a commission on the sale of the vendor's merchandise. Under this arrangement, at the conclusion of an auction the Company forwards the order information to the vendor, who then charges the customer's credit card for the merchandise and ships the merchandise to the customer. In an Agent Sales transaction, the Company does not take title to or possession of the merchandise, and the vendor bears all of the risk of credit card chargebacks.

The Onsale Exchange allowed small business and individuals to sell merchandise using its online auction site. The seller was responsible for setting up the auction and completing the transaction, including collection of the sale price and shipment of merchandise and the Company charged a commission to the seller for facilitating the auction. For Agent and The Onsale Exchange transactions, the Company recognizes the commissions as revenue upon completion of the auction process and the forwarding of the auction sales information to the vendor or the seller. The vendor or the seller is typically responsible for merchandise returns.

In September 1998, the Company entered into an agreement with Yahoo! Inc. to transfer The Onsale Exchange to Yahoo!. Yahoo! is now responsible for managing the Yahoo! Auctions web site; promoting and building traffic to the site; integrating the site with other community and content-based services; for selling advertising on the site; and performing customer service. The Company is responsible for running the Yahoo! Auctions and processing the transactions. The Company receives a share of the advertising revenues generated from the web site. Commissions from The Onsale Exchange are included in commission and other revenue through September 1998.

Onsale also earns revenue from the sale of advertisements on its web site. These revenues are recognized as the advertisement is displayed. To date, revenue recognized from The Onsale Exchange, advertising on Yahoo! Auctions, and the sale of advertisements on the web site has been less than 10% of total revenue.

Supplemental financial data

The Company's relationships with its vendors have evolved from a purely Agent Sales business at the Company's inception to a business that is now primarily comprised of Principal Sales transactions. Gross merchandise sales represent what the Company's total revenue would have been if all Agent Sales and The Onsale Exchange transactions, through September 1998 had been made as Principal Sales. Management believes that the information on gross merchandise sales is relevant to a reader of the Company's financial statements since it provides a more consistent comparison between historical periods and a more accurate comparison to future periods than does total revenue. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles.

The reconciliation of total revenue in the Statements of Operations to gross merchandise sales is as follows (unaudited):

                                                 Years Ended December 31,
                                            --------------------------------
                                               1998       1997       1996
                                            ---------- ---------- ----------
                                                      (in thousands)
Total revenue.........................       $207,751    $88,981    $14,269
Plus: gross Commission and
  other revenue........................        30,325     29,926     18,154
Less: net Commission and
  other revenue........................        (3,627)    (2,984)    (1,696)
                                            ---------- ---------- ----------
Gross merchandise sales...............       $234,449   $115,923    $30,727
                                            ========== ========== ==========

Cash and cash equivalents and short-term investments

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with an original maturity of three months or less from the date of purchase are considered cash equivalents. The Company's short-term investments consist of certificates of deposit, commercial paper and debt securities with remaining maturities between 90 and 365 days. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to account for its investments at fair market value as of the balance sheet date and record unrealized gains and losses in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

Merchandise inventory

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Property and equipment

Property and equipment including leasehold improvements and capitalized software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years.

The Company applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121") in evaluating its fixed assets. SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments have been identified to date.

Comprehensive Income

The Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") in the quarter ended March 31, 1998. SFAS 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss) which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the year ended December 31, 1998 the Company's comprehensive loss consisted of its net loss and an insignificant unrealized gain on short-term available-for-sale investments.

Advertising costs

All advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. For the years ended December 31, 1998 and 1997 advertising costs totaled $6.3 million and $1.9 million, respectively. Advertising costs for the year ended December 31, 1996 were not significant.

Capitalized Software Development for Internal Use

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP
98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1998.

In 1998, the Company capitalized software costs related to internally developed or purchased software in accordance with SOP 98-1 in the amount of $1.7 million. Amounts capitalized are amortized on a straight-line basis over three years. Amortization expense for the year ended December 31, 1998 was approximately $294,000.

Engineering expenses

Engineering expenses include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web site. Engineering costs are expensed as incurred, except for engineering costs capitalized in accordance with SOP 98-1 beginning in 1998.

Income taxes

The Company provides for income taxes using the asset and liability approach that recognizes deferred income tax assets and liabilities for expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities using the currently enacted tax rates and laws. A valuation allowance is provided for deferred tax assets when it is more likely than not, based on currently available evidence, that some portion or all of the deferred tax assets will not be realized.

Dependence on merchandise vendors

The Company does not manufacture any of the merchandise that it auctions. The Company's strategy has been to develop and maintain relationships with brokers, original equipment manufacturers and distributors to secure a continuing supply of merchandise to be auctioned or sold directly to the public.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company's accounts receivable comprise receivables from a credit card vendor for customer charges, commissions from Agent Sales earned from vendors located in the United States and Canada, receivables from vendors for returned merchandise, and advertising sales. The Company generally requires no collateral from its vendors and customers. Principal Sales are made through credit cards and are approved prior to shipment of merchandise. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and potential credit losses. At December 31, 1998, the receivable from a major credit card vendor was approximately $2.3 million, or 44% of the total accounts receivable balance.

Basic and diluted net income (loss) per share

The Company calculates earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common equivalent shares outstanding during the periods. Common equivalent shares are excluded from the computation if their effect is antidilutive. See Note 3.

Stock-based compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and its related interpretations and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock Based
Compensation."

Management estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior years' balances have been reclassified to conform with the current year's presentation including credit card fees, which have been reclassified from cost of revenue to sales and marketing expenses to provide a better comparison with similar companies' reporting practices. Credit card fees as a percent of total revenue represented 2.5%, 2.7% and 2.4% for each of the years ended 1998, 1997 and 1996, respectively. The Company also reclassified customer service expenses from general and administrative expenses to sales and marketing expenses. Customer service expenses represented 3.0%, 5.3% and 6.0% of total operating expenses for each of the years ended 1998, 1997 and 1996, respectively.

NOTE 2 - DETAILS OF BALANCE SHEET COMPONENTS

                                              December 31,
                                         ---------------------
                                            1998       1997
                                         ---------- ----------
                                             (in thousands)
Property and equipment:
  Computer equipment...................     $2,616     $1,765
  Software.............................     $1,743       --
  Furniture and fixtures and...........
  telecommunications equipemnt.........      1,199        329
  Leasehold improvements...............        671        125
                                         ---------- ----------
                                             6,229      2,219
Less: accumulated depreciation
 and amortization......................     (2,205)      (684)
                                         ---------- ----------
 Property and equipment, net...........     $4,024     $1,535
                                         ========== ==========

Accrued expenses:
  Reserve for sales returns............       $472       $481
  Sales tax payable....................        313        357
  Accrued credit card fees.............        475        303
  Accrued shipping and handling........        643        321
  Accrued compensation and benefits....        915        344
  Accrued Marketing                            513        115
  Other accrued expenses...............        665         42
                                         ---------- ----------
 Total accrued expenses................     $3,996     $1,963
                                         ========== ==========

NOTE 3 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with the provisions of SFAS 128 as discussed in Note 1, which requires a reconciliation of the basic and diluted per share computation as follows:

                                                 Years Ended December 31,
                                            --------------------------------
(In thousands, except per share amounts)       1998       1997       1996
                                            ---------- ---------- ----------
Net income (loss) available to
  common stockholders.................       ($14,666)   ($2,472)      $361
                                            ========== ========== ==========

Weighted average common
  shares outstanding (basic)..........         18,953     15,742     12,090
Weighted average common
  stock equivalents...................            --         --         928
Weighted average
  convertible preferred stock.........            --         --         518
                                            ---------- ---------- ----------
Weighted average common
  shares outstanding (diluted)........         18,953     15,742     13,536
                                            ========== ========== ==========
Net income (loss) per share:
  Basic and diluted...................         ($0.77)    ($0.16)     $0.03
                                            ========== ========== ==========

During the years ended December 31, 1998 and 1997, options to purchase approximately 2.7 million and 2.3 million shares, respectively, were outstanding but were not included in the computation because they are antidilutive.

NOTE 4 - INVESTMENT IN JOINT VENTURE

On May 15, 1998, the Company entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K. K., which commenced operations in the third quarter of 1998. The Company owns a 40% interest in the joint venture and accounts for its interest using the equity method of accounting and, as such, Onsale recognizes its share of net profits or losses of the joint venture as an adjustment to its initial investment amount. The Company's initial investment of $2.0 million was funded through a note payable to Softbank Corporation denominated in U.S. dollars. The principal and accrued interest thereon is due the earlier of the closing date of an initial public offering of the joint venture or in December 2002. Interest accrues at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan (1.7% as of December 31, 1998). This note has no right of offset against the Company's investment in the joint venture.

NOTE 5 - RELATED PARTY TRANSACTIONS

From inception (July 1994) through mid-1996, two of the Company's significant stockholders provided certain advances in the aggregate amount of $496,000 to the Company for working capital and property and equipment purchases. The advances did not bear interest. The Company repaid these advances in December 1996.

In June 1996, two of the Company's significant stockholders agreed to act as guarantors of the Company's obligations under the Company's agreement with First USA Merchant Services, Inc. ("First USA") to have First USA process credit card transactions for the Company. The two stockholders are each liable to First USA for any liability or indebtedness the Company owes to First USA.

In the fourth quarter of 1998, the Company entered into a five year secured loan agreement with one of the officers of the Company and loaned the officer $250,000 for housing assistance related to their relocation and employment. This loan is recorded as a long-term note receivable and requires quarterly interest payments computed at an annual interest rate of 4.46%.

NOTE 6 - CONVERTIBLE PREFERRED STOCK AND WARRANTS

The certificate of incorporation of the Company, as amended, authorized 2,000,000 shares of convertible preferred stock, of which 600,000 and 204,521 shares had been designated as Series A and Series B, respectively. In September 1996, the Company issued 365,191 shares of its Series A convertible preferred stock (Series A shares) at a purchase price of $6.39 per share for aggregate proceeds of $2.3 million. In connection with the issuance of the Series A shares, the Company issued warrants to two investors to purchase an aggregate of up to 202,910 shares of the Company's Series B convertible preferred stock at $9.59 per share. On March 12, 1997, the investors exercised these warrants in full. The aggregate proceeds to the Company were approximately $1.9 million. In April 1997, upon the closing of the Company's initial public offering, these shares of Series A and Series B convertible preferred stock converted automatically into 1,704,303 shares of Common Stock.

NOTE 7 - COMMON STOCK

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

In October 1997, the Company completed a secondary offering of 2,300,000 shares of common stock to the public at a price of $28.25 per share; 1,709,300 of these shares were sold by the Company and the remaining 590,700 shares were sold by certain selling stockholders. The Company received approximately $45.1 million of cash, net of the underwriting discount and offering expenses.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Equity Incentive Plan

Under the Company's 1995 Equity Incentive Plan (the "1995 Plan"), shares of common stock are reserved for issuance pursuant to stock options, restricted stock and stock bonuses that may be granted to employees, directors and consultants. On May 18, 1998, stockholders approved an amendment to the 1995 Plan to increase the total number of shares of common stock reserved for issuance under this plan from 3.5 million shares to 5.3 million shares. Incentive stock options must be granted with exercise prices of at least the fair market value of the Company's common stock on the date of grant (at least 110% of the fair market value of the Company's common stock in the case of holders of more than 10% of the Company's voting stock), and nonqualified stock options must be granted with exercise prices of at least 85% of fair market value of the Company's common stock on the date of grant. Options generally vest over a 48-month period and expire at the conclusion of terms not exceeding ten years from the date of grant. At December 31, 1998, 1,904,722 shares were reserved for issuance under the 1995 Plan.

Directors stock option plan

In December 1996, the Company's Board of Directors adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and reserved 100,000 shares of common stock for issuance thereunder. The Company's stockholders approved the Directors Plan in January 1997. Only outside directors may be granted options under the Directors Plan. The Directors Plan provides for an initial grant to outside directors of 15,000 shares. In addition, the Directors Plan provides for automatic annual grants of 5,000 shares thereafter. The exercise price must be 100% of the fair market value of the Company's common stock on the date of grant. The options vest over a 48-month period and expire ten years from the date of grant. At December 31, 1998, there were options to purchase 22,410 shares of common stock with exercise prices ranging from $14.01 to $30.44, of which 5,144 options were exercisable. As of December 31, 1998, none of these options had been exercised and 77,590 shares of common stock were reserved for future grant.

Employee stock purchase plan

In December 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 150,000 shares of common stock for issuance thereunder. . The Company's stockholders approved the Purchase Plan in January 1997. On May 18, 1998, the stockholders approved an amendment to the Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 150,000 shares to 300,000 shares and to provide that the number of shares reserved for issuance thereunder will be increased automatically at the beginning of each year by an amount equal to 1.5% of the outstanding shares of the Company as of the last day of the prior year. At December 31, 1998, 192,825 shares were reserved for future issuance under this plan. The Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of their annual compensation not to exceed $21,250. Eligible employees may purchase up to 1,500 shares in any calendar year. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Each offering period will have a maximum duration of 24 months and shares of common stock will be purchased for each participant at semi-annual intervals during each offering period. At December 31, 1998, 192,825 shares were reserved for future issuance under this plan.


A summary of stock option activity under the 1995 Plan and Directors Plan is as follows:

                                                    Weighted-
                                          Options    Average
                                         Outstand-   Exercise
                                            ing       Price
                                         ---------- ----------
Balance at December 31, 1995........       776,250      $0.03
  Granted...........................       927,410       2.24
  Exercised.........................       (15,000)      1.03
  Canceled..........................       (75,750)      0.51
                                         ----------
Balance at December 31, 1996........     1,612,910      $1.27
  Granted...........................       923,550       8.81
  Exercised.........................      (157,057)      2.16
  Canceled..........................       (90,342)      5.44
                                         ----------
Balance at December 31, 1997........     2,289,061      $4.09
  Granted...........................     1,438,295      22.20
  Exercised.........................      (576,909)      3.88
  Canceled..........................      (449,025)      8.76
                                         ---------- ----------
Balance at December 31, 1998........     2,701,422     $12.98
                                         ========== ==========

The weighted-average grant-date fair value of options granted during 1998 was $18.05.

At December 31, 1998, 727,053 options were fully vested and exercisable at prices ranging from $0.03 to $33.61. At December 31, 1997, 659,053 options were fully vested and exercisable at prices ranging from $0.03 to $18.13, and 1,138,882 options were reserved for future grant.

The following table summarizes information about stock options outstanding as of December 31, 1998:

                          Options Outstanding         Options Exercisable
                 ---------------------------------- ----------------------
                             Weighted-
                              Average    Weighted-              Weighted-
                   Number    Remaining    Average                Average
  Range of          Out-    Contractual  Exercise     Number     Exercise
Exercise Prices   standing  Life(Years)    Price    Exercisable   Price
---------------- ---------- ----------- ----------- ----------- ----------
 $0.03 -  $0.03    594,800         6.9       $0.03     409,441      $0.03
 $0.07 -  $0.67     42,832         7.6        0.54      15,815       0.47
 $1.50 -  $2.00    146,401         7.8        1.69      53,450       1.73
 $3.50 -  $6.63    203,343         8.3        5.44      35,790       5.48
 $7.00 - $11.00    250,200         8.2        7.98      88,229       7.56
$12.50 - $18.13    665,061         9.6       15.40      33,637      16.85
$18.50 - $22.13    311,205         9.5       21.62      36,862      21.60
$22.40 - $33.25    365,655         9.4       26.90      39,637      27.41
$33.39 - $63.50    121,925         9.5       39.99      14,192      33.61
                 ----------                         -----------
                 2,701,422                             727,053
                 ==========                         ===========

Fair Value Disclosures

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net earnings and earnings per share as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The fair value of options granted under the 1995 Plan and stock purchase rights under the Purchase Plan for fiscal years 1998 and 1997 has been estimated at the date of grant using a Black-Scholes option pricing model. The following assumptions were used for the 1995 Plan and Director's Plan: dividend yield of 0.0%; risk free interest rates of 5.1% in 1998 and 6.4% in 1997; a weighted average expected option term of five years; and expected volatility of 100% in 1998 and 70% in 1997. The following assumptions were used for the Purchase Plan: dividend yield of 0.0%; risk free interest rates of 5.7% in 1998 and 6.0% in 1997; a weighted average expected option term of two years; and expected volatility of 100% in 1998 and 70% in 1997.

For the year ended December 31, 1996, the value of each option at the date of grant was estimated using the minimum value method as the Company was not public. The following assumptions were used to calculate the value of each option at the date of grant for the year ended December 31, 1996: dividend yield of 0.0%; a risk-free interest rate of 6.3%; and a weighted average expected option term of five years.

Had compensation cost been recognized in accordance with SFAS 123, the pro forma results would have been a net loss of $19.3 million or $(1.02) per basic and diluted share in 1998, a net loss of $2.8 million or $(0.18) per basic and diluted share in 1997, and net income of $349,000 or $0.03 per basic and diluted share in 1996.

Because the determination of the fair value of the options granted for all periods presented is based on the assumptions set forth above, the above pro forma disclosures may not be indicative of the pro forma effects of option grants on reported net income (loss) for future years.

NOTE 9 - 401(k) PLAN

Effective November 1996, the Company adopted the Onsale 401(k) Plan (the "401(k) Plan") that qualifies as a deferred salary arrangement under
Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed 15% of their total compensation. The Company, at its discretion, may make contributions for the benefit of eligible employees. The Company's contributions for all periods presented were not significant.

NOTE 10 - INCOME TAXES

The benefit (provision) for income taxes consisted of the following (in thousands):

                                             Years Ended December 31,
                                        --------------------------------
                                           1998       1997       1996
                                        ---------- ---------- ----------
Current:
     Federal..........................    $   --       ($106)      $117
     State............................        --         --          32
                                        ---------- ---------- ----------
                                              --        (106)       149
                                        ---------- ---------- ----------
Deferred:
     Federal..........................    $   --          95        (95)
     State............................        --          11        (11)
                                        ---------- ---------- ----------
                                              --         106       (106)
                                        ---------- ---------- ----------
                                            $  --      $  --        $43
                                        ========== ========== ==========










The provision (benefit) for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as summarized below (in thousands):

                                             Years Ended December 31,
                                        --------------------------------
                                           1998       1997       1996
                                        ---------- ---------- ----------
Tax provision (benefit) at
     statutory rate...................    ($4,986)     ($840)      $137
Non-recognition (recognition) of
     benefit of operating losses......      4,979      1,088       (120)
Refund due to NOL
     carryback of tax benefit.........        --        (106)       --
Other.................................          7       (142)        26
                                        ---------- ---------- ----------
                                            $  --      $  --        $43
                                        ========== ========== ==========

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company provides a valuation allowance for the deferred tax assets when it is more likely than not, based on currently available evidence, that some portion or all of the deferred tax assets will not be realized. Management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance is required at December 31, 1998. Significant components of the Company's deferred tax assets are as follows:

                                             December 31,
                                        ---------------------
(Dollars in thousands)                     1998       1997
--------------------------------------- ---------- ----------
Net operating loss carry forwards.....     $5,352       $281
Reserves and accruals.................      1,065        770
Other.................................         85         20
                                        ---------- ----------
                                            6,502      1,071
Valuation allowance...................     (6,502)    (1,071)
                                        ---------- ----------
Net deferred tax asset................      $  --      $  --
                                        ========== ==========

At December 31, 1998, the Company had a net operating loss carryforward for federal tax purposes of approximately $14.4 million, which will expire beginning in 2013.




NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases office space for its corporate headquarters and warehouse. These leases expire at various times from November 2002 to February 2003. Future annual minimum lease payments under all non-cancelable operating leases as of December 31,1998 were as follows (in thousands):


       Years Ending December 31,
---------------------------------------
 1999.................................     $1,055
 2000.................................      1,095
 2001.................................      1,137
 2002.................................      1,046
 2003.................................         22
                                        ----------
                                           $4,355
                                        ==========

Total rent expense for the years ended December 31, 1998, 1997, and 1996 was approximately $997,000, $456,000, and $86,000, respectively.

The Company has entered into certain sponsorship agreements on specific web sites requiring minimum payments of $2.4 million and, under certain conditions, incremental fees based on the volume of traffic to its web site. These agreements expire at various times from March to December 1999.

NOTE 12 - LITIGATION

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

FINANCIAL STATEMENT SCHEDULES
II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1998

                                (In thousands)

                                    Balance    Additions              Balance
                                      at      Charged to                 at
                                   Beginning   Costs and               End of
                                   of Period   Expenses   Write-offs   Period
                                  ----------- ----------- ---------- ----------

 Year ended December 31, 1998
   Allowance for doubtful accounts      $154      $1,151       $818       $487

 Year ended December 31, 1997
   Allowance for doubtful accounts       $66        $154        $66       $154

 Year ended December 31, 1996
   Allowance for doubtful accounts       $16        $130        $80        $66

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

Quarterly Financial Data

Quarterly financial data for the years ended December 31, 1998 and 1997 are summarized in the following table:


(In thousands, except per
  share amounts)
                                March 31,June 30,  Sept. 30,Dec. 31,
                                  1998     1998      1998     1998
                                -------- --------- -------- --------
Net sales.....................  $40,169   $50,796  $57,825  $58,961
Gross profit(2)...............    4,517     5,981    6,171    5,337

Net loss......................  ($4,191)  ($4,037) ($3,291) ($3,147)

Net loss per share:
 Basic........................   ($0.22)   ($0.21)  ($0.17)  ($0.16)
                                ======== ========= ======== ========
 Diluted......................   ($0.22)   ($0.21)  ($0.17)  ($0.16)
                                ======== ========= ======== ========
Supplemental Financial Data:
 Gross Merchandise Sales(1)...  $50,263   $58,576  $63,284  $62,326
                                ======== ========= ======== ========


                                Mar. 31, June 30,  Sept. 30,Dec. 31,
                                  1997     1997      1997     1997
                                -------- --------- -------- --------
Net sales.....................  $12,314   $18,575  $25,061  $33,031
Gross profit(2)...............    2,166     2,966    3,952    4,561

Net income (loss).............      $52     ($226)   ($583) ($1,715)

Net income (loss) per share:
 Basic........................    $0.01    ($0.01)  ($0.03)  ($0.09)
                                ======== ========= ======== ========
 Diluted......................    $0.00    ($0.01)  ($0.03)  ($0.09)
                                ======== ========= ======== ========
Supplemental Financial Data:
 Gross Merchandise Sales(1)...  $17,941   $24,543  $32,301  $41,138
                                ======== ========= ======== ========

(1) Represents what the Company's total revenue would have been if sales where the Company acted as a commissioned auction agent for its vendors ("Agent Sales" and The Onsale Exchange transactions) were recorded as transactions where the Company purchased or accepted consignment of merchandise from vendors for resale at auction ("Principal Sales").
This presentation of sales on a gross basis does not affect the Company's gross profit or net income. Management believes that gross merchandise sales provide a more consistent comparison between historical periods and to future periods than does total revenue. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with Generally Accepted Accounting Principles. Revenue from The Onsale Exchange has been included in gross merchandise sales through September 1998, after which this operation was transferred to Yahoo!. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Financial Statements.

(2) Certain prior quarters' balances have been reclassified to conform with the current year's presentation including credit card fees, which have been reclassified from cost of revenue to sales and marketing expenses to provide a better comparison with similar companies' reporting practices. For the quarters from March 31, 1997 through December 31, 1998, credit card fees represented 3.1%, 2.9%, 2.5%, 2.6%, 2.6%, 2.6%, 2.6% and 2.4%
of total revenue, respectively. The Company also reclassified customer service expenses from general and administrative expenses to sales and marketing expenses. For the quarters from March 31, 1997 through December 31, 1998, customer service expenses represented 9.7%, 6.2%,
4.4%, 4.2%, 2.2%, 2.2%, 2.9% and 4.6% of total operating expenses, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

        Directors and Executive Officers. The information regarding our directors required by this item, which will be set forth under "Proposal No. 1 - Election of Directors - Nominees" in our definitive proxy statement for our 1999 annual stockholders' meeting, is incorporated herein by reference. The information regarding our executive officers required by this item, which will be set forth under "Executive Officers" in our definitive proxy statement for our 1999 annual stockholders' meeting, is incorporated herein by reference.

        Compliance with Section 16(a) of the Exchange Act. The information required by this item, which will be set forth in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 1999 annual stockholders' meeting, is incorporated herein by reference.

Item 11.  Executive Compensation.

        The information required by this item, which will be set forth in the sections titled "Proposal No. 1 - Election of Directors - Director Compensation," "Executive Compensation" and "Employment Agreements" in our definitive proxy statement for our 1999 annual stockholders' meeting, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item, which will be set forth in the section titled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 1999 annual stockholders' meeting, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

        The information required by this item, which will be set forth in the section titled "Certain Relationships and Related Transactions" in our definitive proxy statement for our 1999 annual stockholders' meeting, is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
K.
        (a)     The following documents are filed as part of this report:
         (1) Financial Statements. See Index to Financial Statements at Item 8 on page 31.
         (2) Financial Statement Schedules. See Index to Financial Statements at Item 8 on page 31.
          (3)     Exhibits.
Exhibit
Number

                              Exhibit Title

2.01 Form of Agreement and Plan of Reorganization between the Registrant and Onsale.(1)

3.01  Registrant's Certificate of Incorporation.(1)

3.02  Registrant's Bylaws.(1)

4.01  Investors Rights Agreement, dated as of September 12, 1996.(1)

9.01 Voting Trust Agreement, dated as of July 21, 1994, by and among Software Partners, Inc., Alan Fisher and Razi Mohiuddin.(1)

10.01 Registrant's 1995 Equity Incentive Plan and related documents.(1)/*

10.02 Registrant's 1996 Directors Stock Option Plan and related documents.(1)/*

10.03 Registrant's 1996 Employee Stock Purchase Plan and related documents.(1)/*

10.04 Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.(1)/*

10.05 Offer letter to John F. Sauerland, dated as of June 28, 1996.(1)/*

10.06 Offer letter to Martha Greer, dated December 18, 1996.(1)/*

10.07 Lease Agreement between The Landmark and Registrant, dated as of May 20, 1996.(1)

10.08 Sublease Agreement between RogueWave, Inc. and Registrant, dated as of October 19, 1996.(1)

10.09 Sublease Agreement between Software Partners, Inc. and the
      Registrant, dated as of November 18, 1996.(1)

10.10 Service Agreement between Gage Marketing Group and the Registrant, dated as of December 4, 1996.(1)/(2)

10.11 Hewlett-Packard and Onsale Agreement between Hewlett-Packard Company and the Registrant, dated as of July 31, 1995.(1)/(2)

10.12 Credit Card Processing Services Agreement between First USA
      Merchant Services, Inc. and the Registrant, dated as of June 16,
      1996.(1)

10.13 Merchant Card Services Agreement between Wells Fargo Bank and the Registrant, dated as of March 6, 1996.(1)

10.14 Founder's Restricted Stock Purchase Agreement between S. Jerrold Kaplan and the Registrant, dated as of July 21, 1994.(1)/*

10.15 Founder's Restricted Stock Purchase Agreement between Software Partners, Inc. and the Registrant, dated as of July 21, 1994(1)

10.16 Assignment Agreement between Software Partners, Inc. and the Registrant, dated as of July 21, 1994.(1)

10.17 Offer letter to Merle McIntosh, dated February 25, 1997.(1)/*

10.18 Restricted Stock Purchase Agreement between the Company and Peter Harris, dated as of December 6, 1996 and related documents.(1)/*


1019 Loan and Security Agreement between the Registrant and Silicon
     Valley Bank and related warrant to purchase Common Stock dated March 12, 1997.(1)

10.20 Employment Agreement between the Registrant and Dennis Shepard dated April 28, 1997 (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended June 30,
      1997). *

10.21 Lease Agreement between Lincoln Menlo VI and Registrant, dated August 9, 1997.(3)

10.22 Sublease Agreement between Nuance Communications, Inc. and
      Registrant, dated as of August 1997.(3)

10.23 Loan agreement and related agreements between Dennis Shepard and the Registrant, dated February 19, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K for the year ended December 31, 1997).

10.24 Loan agreement and related agreements between Merle McIntosh and the Registrant, dated April 27, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

10.25 Loan agreement and related agreements between Dennis Shepard and the Registrant, dated May 15, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

10.26 Lease Agreement between the Registrant and SCI Limited Partnership-I, dated March 31, 1998 (incorporated by reference to Exhibit
      10.01 to the Registrant's Form 10-Q for the quarter ended June
      30, 1998).

10.27 Registrant's 1995 Equity Incentive Plan, as amended through March 16, 1998 (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 (File No. 333-58991) filed on July 13,
      1998).

10.28 Registrant's 1996 Employee Stock Purchase Plan, as amended through March 16, 1998 incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 (File No. 333-58991) filed on July 13,
      1998.

10.29 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q for the quarter ended September 30, 1998).

10.30 Offer letter to John Labbett, dated June 15, 1998.*

10.31 Offer letter to Jeff Sheahan, dated October 2, 1998.*

10.32 Loan agreement and related agreements between Jeff Sheahan and the Registrant, dated November 23, 1998.

23.01 Consent of PricewaterhouseCoopers LLP, independent accountants.

24.01 Power of Attorney (see page 53 of this Form 10-K).

27.01 Financial Data Schedule.
______________
(1) Incorporated by reference to the exhibit with the same number to the Registrant's Form S-1 Registration Statement (File No. 333-18489) filed on December 20, 1996.
(2) Confidential treatment has been granted with respect to certain portions of this Agreement.
(3) Incorporated by reference to the exhibit with the same number to the Registrant's Form S-1 Registration Statement (File No. 333-37171) filed on October 3, 1997.
 *      Indicates a management contract or compensation plan or arrangement.

        (b)     Reports on Form 8-K.
        We did not file any Reports on Form 8-K during the fourth quarter of 1998.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Onsale, Inc.

Date:  March 31, 1999                          By: /s/  S. Jerrold Kaplan
                                                   -----------------------------
                                                        S. Jerrold Kaplan
                                                        President and Chief
                                                        Executive Officer


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


         Signature                         Title                     Date
---------------------------  ---------------------------------  --------------
PRINCIPAL EXECUTIVE OFFICER:

/s/ S. Jerrold Kaplan        President, Chief Executive         March 31, 1999
---------------------------    Officer and a Director
S. Jerrold Kaplan

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/ John E. Labbett          Senior Vice President and          March 31, 1999
---------------------------    Chief Financial Officer
John E. Labbett


ADDITIONAL DIRECTORS:

/s/ Alan S. Fisher           Director                           March 31, 1999
---------------------------
Alan S. Fisher

/s/ Peter L. Harris          Director                           March 31, 1999
---------------------------
Peter L. Harris

/s/ Peter H. Jackson         Director                           March 31, 1999
---------------------------
Peter H. Jackson

/s/ Kenneth J. Orton         Director                           March 31, 1999
---------------------------
Kenneth J. Orton

                               INDEX TO EXHIBITS

Exhibit
Number                                   Title
----------          -------------------------------------------
10.30          Offer letter to John Labbett, dated June 15, 1998.

10.31          Offer letter to Jeff Sheahan, dated October 2, 1998.

10.32 Loan agreement and related agreements between Jeff Sheahan and the Registrant, dated November 23, 1998.

23.01          Consent of PricewaterhouseCoopers LLP, independent accountants.

27.01          Financial Data Schedule.




---------------