Form 10-Q
period 1999-03-31
ONSALE INC
filed 1999-05-17
CIK 1026506

===============================================================================

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q



  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934. For the quarterly period ended March 31, 1999

        Transition report pursuant to Section 13 or 15(d) of the Securities
---- Exchange Act of 1934. For the transition period from _____________ to _____________.

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

   As of April 30, 1999, there were 19,580,482 shares of the Registrant's common stock outstanding.

 ===============================================================================

                              TABLE OF CONTENTS
                                                                           Page
                                                                         Number
PART I  - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

          Balance Sheets as of March 31, 1999 (Unaudited)
          and December 31, 1998...............................................3

          Statements of Operations for the Three Months
          Ended March 31, 1999 and 1998 (Unaudited)...........................4

          Statements of Cash Flows for the Three Months Ended
          March 31, 1999 and 1998 (Unaudited).................................5

          Notes to Financial Statements (Unaudited)...........................6

ITEM 2:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................7

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk.........19

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings..................................................20

ITEM 2:   Changes in Securities and Use of Proceeds..........................20

ITEM 3:   Defaults Upon Senior Securities....................................20

ITEM 4:   Submission of Matters to a Vote of Security Holders................20

ITEM 5:   Other Information..................................................20

ITEM 6:   Exhibits and Reports on Form 8-K...................................20

Part I  - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

                                  ONSALE, INC.
                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                     March 31,   December 31,
                                                      1999         1998
                                                   ------------ ------------
                                                   (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents.......................      $28,837      $26,008
 Short-term investments..........................       15,177       20,696
 Accounts receivable, net of allowances of
   $554 and $487, ...............................        6,314        5,219
 Merchandise inventory...........................       10,435       10,809
 Prepaid expenses and other current assets.......          590          484
                                                   ------------ ------------
   Total current assets..........................       61,353       63,216
Property and equipment, net......................        4,444        4,024
Investment in joint venture......................        1,750        1,800
Other assets.....................................          387          386
                                                   ------------ ------------
   Total assets..................................      $67,934      $69,426
                                                   ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................      $12,577      $11,064
 Accrued expenses................................        4,730        3,996
 Deferred revenue................................        1,736        1,836
                                                   ------------ ------------
   Total current liabilities.....................       19,043       16,896
                                                   ------------ ------------
Long-term liabilities............................        2,024        2,016
                                                   ------------ ------------
Stockholders' equity:
 Convertible preferred stock, $0.001 par value;
  2,000,000 shares authorized; no shares
  designated, issued and outstanding.............        --           --
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 19,576,122 and
   19,314,844 shares issued and outstanding,
   respectively..................................           20           19
 Additional paid-in capital......................       69,589       67,712
 Accumulated deficit.............................      (22,742)     (17,217)
                                                   ------------ ------------
   Total stockholders' equity....................       46,867       50,514
                                                   ------------ ------------
   Total liabilities and stockholders' equity....      $67,934      $69,426
                                                   ============ ============

The accompanying notes are an integral part of these financial statements.

                                  ONSALE, INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                        Three Months Ended
                                            March 31,
                                       -------------------
                                         1999      1998
                                       --------- ---------
Revenue:
   Merchandise.......................   $65,442   $39,312
   Commission and other revenue......     2,361       857
                                       --------- ---------
       Total revenue.................    67,803    40,169

Cost of revenue:
   Cost of goods sold................    61,698    34,863
   Accounting reserves...............        --       789
                                       --------- ---------
       Total cost of revenue.........    61,698    35,652
                                       --------- ---------
Gross profit.........................     6,105     4,517
                                       --------- ---------

Operating expenses:
   Sales and marketing...............     8,190     5,211
   General and administrative........     2,583     3,093
   Engineering.......................     1,401     1,131
                                       --------- ---------
       Total operating expenses......    12,174     9,435
                                       --------- ---------
Loss from operations.................    (6,069)   (4,918)

Equity in net loss of joint venture..       (50)       --
Interest and other income, net.......       594       727
                                       --------- ---------
Loss before income taxes.............    (5,525)   (4,191)
Provision for income taxes ..........        --        --
                                       --------- ---------
Net loss.............................   ($5,525)  ($4,191)
                                       ========= =========

Net loss per share:
   Basic ............................    ($0.28)   ($0.22)
                                       ========= =========
   Diluted......... .................    ($0.28)   ($0.22)
                                       ========= =========

Shares used in net loss per share
 calculations:
   Basic ............................    19,437    18,698
                                       ========= =========
   Diluted...........................    19,437    18,698
                                       ========= =========

The accompanying notes are an integral part of these financial statements.

                                 ONSALE, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                         Three Months Ended
                                                            March 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
Cash flows from operating activities:
 Net loss............................................    ($5,525)    ($4,191)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
     Equity in net loss of joint venture.............         50         --
     Interest on long-term liabilities...............          8         --
     Depreciation and amortization...................        447         331
     Changes in assets and liabilities:
       Accounts receivable, net......................     (1,095)        128
       Merchandise inventory.........................        374      (2,289)
       Prepaid expenses and other assets.............       (107)        381
       Accounts payable..............................      1,513         936
       Accrued expenses..............................        734       1,053
       Deferred revenue..............................       (100)        260
                                                       ----------  ----------
         Net cash used in operating activities.......     (3,701)     (3,391)
                                                       ----------  ----------
Cash flows from investing activities:
 Purchases of short-term available-for-sale
   investments.......................................     (2,495)        --
 Proceeds from sales of short-term
   available-for-sale investments....................      8,014         --
 Purchase of property and equipment..................       (867)     (1,535)
                                                       ----------  ----------
         Net cash provided by (used in) .............
           investing activities......................      4,652      (1,535)
                                                       ----------  ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock..............      1,878         409
                                                       ----------  ----------
         Net cash provided by financing activities...      1,878         409
                                                       ----------  ----------
Net increase (decrease) in cash and cash equivalents.      2,829      (4,517)
Cash and cash equivalents at beginning of period.....     26,008      56,566
                                                       ----------  ----------
Cash and cash equivalents at end of period...........    $28,837     $52,049
                                                       ==========  ==========

The accompanying notes are an integral part of these financial statements.

                                  ONSALE, Inc.
                         Notes to Financial Statements
                                March 31, 1999
                                  (unaudited)


1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present Onsale, Inc.'s ("Onsale" or the "Company") financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1999. Certain prior years' balances have been reclassified to conform to the current year's presentation, including credit card fees, which have been reclassified from cost of revenue to sales and marketing expenses to provide a better comparison with similar companies' reporting practices, and customer service expenses which have been reclassified from general and administrative expenses to sales and marketing expenses. Credit card fees represented approximately 2.4% and 2.6% of total revenue for the three months ended March 31, 1999, and 1998, respectively. Customer service expenses represented 4.2% and 2.2% of total operating expenses for the three months ended March 31, 1999 and 1998, respectively.

2. - CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with an original maturity of three months or less from the date of purchase. The Company's short-term investments consist of certificates of deposit, commercial paper and debt securities with remaining maturities between 90 and 365 days. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to account for its investments at fair market value as of the balance sheet date and record unrealized gains and losses in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

3. - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the provisions of SFAS 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

During the quarters ended March 31, 1999 and 1998, options to purchase approximately 2.6 million and 2.2 million shares, respectively, were outstanding but were not included in the computation because they are antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  This discussion contains forward-looking statements relating to future events or financial results, such as statements indicating that "we believe," "we expect," "we anticipate" or "we intend" events may occur or trends may continue. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors discussed in "Risk Factors" and elsewhere in this Form 10-Q, and others described in our 1998 Annual Report on Form 10-K under "Risk Factors."

General

   We are an Internet retailer selling retail and wholesale goods to businesses, resellers and consumers. We sell merchandise under two formats: Onsale atAuction, and Onsale atCost.

       Onsale atAuction. Onsale atAuction is an interactive online auction designed to serve as an efficient and entertaining marketing channel for products that typically are unavailable through conventional distribution channels. Through atAuction, we sell excess merchandise and services, including refurbished and close-out products, over the web to businesses, resellers and consumers. Merchandise and services sold on the atAuction site include personal computers, consumer electronics, sports and fitness equipment and vacation packages.

       Onsale atCost. We introduced Onsale atCost in January 1999. Through atCost, we offer businesses, resellers and consumers a broad selection of new computers and computer-related products for sale at prices generally equal to the amount invoiced by our vendors, plus charges for transaction, payment processing and shipping fees and sales taxes where appropriate.

   For the three months ended March 31, 1999, our revenue consisted of merchandise revenue and commission and other revenue. Merchandise revenue, which includes both atAuction and atCost sales, represents sales of merchandise acquired by us on a purchase or consignment basis where we charge the customer's credit card and either we or the vendor ships the merchandise to the customer. "Commission and other revenue" is comprised of: (1) commissions on agent sales (where the supplier charges and ships the product to the customer); (2) advertising revenue; and (3) commissions on The Onsale Exchange transactions (person to person auctions) through September 30, 1998. For a more detailed description of each model, the risks that we bear under each revenue model and the recognition of revenue for each see Note 1 of Notes to Financial Statements in our 1998 Annual Report on Form 10-K.

   Gross merchandise sales represent what our total revenue would have been if all agent sales and The Onsale Exchange transactions had instead been merchandise revenue transactions (previously referred to as principal sales). We believe that providing information on gross merchandise sales benefits readers of our financial statements because it enables them to compare current periods with historical periods more accurately than they otherwise could based on total revenue information.

   Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles.

Results of operations

Revenue

   For the three months ended March 31, 1999, 86% of total revenue was generated through atAuction and 14% of total revenue was generated through atCost (which we introduced on January 19, 1999). The following tables reconcile total revenue to gross merchandise sales and set forth the composition of gross merchandise sales for the three months ended March 31, 1999 and 1998:

                                       Three Months Ended
                                            March 31,
                              ----------   ----------   ---------
                                                            %
                                 1999         1998       Change
                              ----------   ----------   ---------
Total revenue...........        $67,803      $40,169          69%
Plus: gross Agent Sales.          7,817       10,951         (29%)
Less: net Agent Sales...         (2,361)        (857)        175%
                              ----------   ----------
Gross merchandise sales.        $73,259      $50,263          46%
                              ==========   ==========


                                   Three Months Ended March 31,

(In thousands)                                      % of Gross Merchandise Sales
                                     1999       1998       1999       1998
                                  ---------- ----------  --------- ----------
Merchandise revenue
   purchased inventory              $34,198    $19,727        47%        39%
   consigned inventory               31,244     19,585        42%        39%
                                  ----------------------------------------------
Total merchandise revenue            65,442     39,312        89%        78%
Gross commission and other revenue    7,817     10,951        11%        22%
                                  ----------------------------------------------
Gross merchandise sales             $73,259    $50,263       100%       100%
                                  ==============================================



   Sources of revenue growth. The increases in total revenue and gross merchandise sales were mainly due to (1) the introduction of Onsale atCost in January 1999, which dramatically increased the amount and types of products offered; (2) investments in marketing programs designed to promote and maintain awareness of the Onsale brand; and (3) growth in our customer base. Additionally, we introduced Quick Buy and Express Auctions in the second quarter of 1998, enabling us to increase the number of auctions per week and enabling customers to make immediate purchases. The increase in commission and other revenue as compared to the first quarter of 1998 was due primarily to an increase in advertising revenues, which are expected to increase through the end of 1999, however there are no guarantees that this will occur.

   In an effort to increase atCost sales and gain market share we may periodically waive fees charged for transaction processing and shipping and offer promotional pricing on specific products to compete with prices of our competitors. Although we cannot guarantee future results, we expect these efforts to significantly increase our atCost sales.

   Merchandise revenue vs. commission and other revenue. The portion of our gross merchandise sales represented by merchandise revenue increased from 78% for the three months ended March 31, 1998, to 89% for the three months ended March 31, 1999. Increased sales of purchased inventory and atCost sales led to the increase in merchandise revenue as a percentage of gross merchandise sales, while the transfer of The Onsale Exchange in September 1998 to Yahoo! contributed to the relative decrease in commission and other revenue (although commission and other revenue increased on an absolute basis due to an increase in advertising revenue).

   As we note under "Gross Profit" below, we have experienced low gross margins on merchandise revenue transactions. We are currently working with our consignment and agent suppliers to establish standard customer service terms for the sale of their products through atAuction. We believe this will enable us to increase our fixed margin consignment inventory and agent sales over time.

Gross profit

   Gross profit is total revenue less cost of revenue. Cost of merchandise revenue consists primarily of the cost of the merchandise sold to customers and shipping costs net of shipping and handling revenue. Commission and other revenue have minimal related cost of revenue. Prior to the third quarter of 1998, credit card fees were included as a cost of revenue. To provide a better comparison with similar companies' reporting practices, we reclassified credit card fees to selling and marketing expenses for periods prior to the third quarter of 1998. Credit card fees represented approximately 2.4% and 2.6% of total revenue for the three months ended March 31, 1999 and 1998, respectively. Gross profit (gross margin) was $6.1 million (9.0%) for the three months ended March 31, 1999, compared with $4.5 million (11.2%) for the three months ended March 31, 1998. Gross profit in the first quarter of 1998 included a charge of $789,000 for certain unreconciled merchandise adjustments and additional reserves related to customer returns.

   Gross profit on total merchandise revenue, gross commission and other revenue, and corresponding gross margins on a gross merchandise sales basis (excluding the 1998 first quarter charge for unreconciled merchandise adjustments and additional reserves for customer returns) for the three months ended March 31, 1999 and 1998 was (in millions of dollars):


                                              Three Months Ended March 31,
                                             1999                     1998
                                             ----                     ----
                                  Amount       Margin      Amount       Margin
                                 ---------    ---------   ---------    ---------
Total merchandise revenue            $3.7         5.7%        $4.4         11.3%
Gross commission and other revenue   $2.4         30.2%       $0.9          7.8%


   The increase in total gross profit was due to increased sales. Gross margin on merchandise revenue decreased for the three months ended March 31, 1999 compared with the same period in 1998 due primarily to lower margins associated with atAuction sales and the commencement of atCost sales, which generally produce lower margins than atAuction sales. The decrease in margins associated with atAuction sales resulted from our efforts to increase atAuction sales and market share by increasing the quantity of each product available for bid at any one time which results in lower final sales prices. Gross margin on commission and other revenue increased for the three month period ended March 31, 1999 compared with the same period in 1998 primarily due to increased advertising revenue, which has a very low cost, partially offset by a decrease in agent sales transactions. We anticipate advertising revenue to increase through 1999. Additionally, as noted above, we did not record any transactions from The Onsale Exchange in the first quarter of 1999. Transactions from The Onsale Exchange during the first quarter of 1998 generated significantly lower margins for us compared to other transactions.

   As noted previously, we expect gross margins to decrease or remain at their current levels due to our aggressive efforts to gain market share through our atCost program and our continued efforts to increase
atAuction market share.   Generally, we plan to acquire market share
expanding and enhancing our customer service operations. Additionally, our atCost strategies include periodically waiving all or part of the transaction and shipping fees for limited periods of time to acquire new customers and offering promotional pricing on specific products to compete with prices offered by our competitors. These efforts to increase market share will result in lower gross margins in the short term.


Operating expenses

   Our operating expenses have increased significantly since our inception as a result of our expansion. Operating expenses include recruiting of personnel, development of our infrastructure, and increased efforts to expand and market our brand. We believe that our operating expenses will continue to increase as we expand our operations and promote our brand name.

   Sales and marketing. Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, customer service, marketing and merchandise acquisition personnel, credit card fees and promotional material. These expenses represented 12.1% and 13.0% of total revenue for the three months ended March 31, 1999 and 1998, respectively. The dollar increases in sales and marketing expenses were primarily attributable to increased spending on radio, print, and online marketing and advertising programs designed to create brand awareness. We reclassified prior years' customer service expenses from general and administrative expenses to sales and marketing expenses to conform to current year's presentation. Customer service expenses represented 4.2% and 2.2% of total operating expenses for the three months ended March 31, 1999 and 1998, respectively. We also reclassified prior years' credit card fees from cost of revenue to sales and marketing expenses. Credit card fees represented 2.4%, and 2.6% of total revenue for the three months ended March 31, 1999 and 1998, respectively. In February 1999 we launched a $10 million marketing campaign in an effort to enhance our brand recognition and promote our new atCost site, of which $3.1 million was expensed during the first quarter of 1999. In conjunction with our efforts to increase atCost sales and market share, we expect to increase sales and marketing spending significantly over and above our previously announced marketing campaign.

   General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and logistical personnel, bad debt expense, facilities expenses, recruiting and other general corporate expenses. General and administrative expenses represented 3.8% and 7.7% of total revenue for the three months ended March 31, 1999 and 1998, respectively. The decrease in general and administrative expense as a percentage of total revenue was due to our leveraging relatively fixed expenses with a higher volume of sales. We expect the dollar amount of general and administrative expenses to increase throughout 1999, as we expand staff and facilities and reflect expenses for additional personnel added.

   Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, enhance, manage, operate and monitor our web site and related systems, as well as related equipment costs. Engineering expenses represented 2.1% and 2.8% of total revenue for the three months ended March 31, 1999 and 1998, respectively. The dollar increases in engineering expenses were primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of our web site and related systems. In prior years, all engineering costs were expensed as incurred. In December 1998, we adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and, accordingly, capitalized certain engineering costs related to internally developed software. In the three months ended March 31, 1999, we capitalized approximately $565,000 of software of which $265,000 was related to engineering costs for internally developed software. We expect the dollar amount of engineering expenses to increase in the future as we continue to add staff to maintain, enhance and modify our web site and other systems.

Equity in net loss of joint venture

   On May 15, 1998, we entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K.K., which commenced operations in the third quarter of 1998. We own a 40% interest in the joint venture and account for our interest using the equity method of accounting. Accordingly, we recognize our share of net profits or losses of the joint venture as an adjustment to our initial investment amount. Our share of the net loss of the joint venture was $50,000 during the first quarter of 1999.

Interest and other income, net

   Our interest and other income, net, was $594,000, and $727,000 for the three months ended March 31, 1999 and 1998 respectively. The decrease in interest and other income, net, was due to decreased cash balances resulting from increased purchases of merchandise inventory and net losses.

Income taxes

   We had net losses of $5.5 and $4.2 million for the three months ended March 31, 1999 and 1998 respectively, and thus no provision for income taxes was recorded for these periods.

Liquidity and capital resources

Cash inflows and outflows

   Operating activities. Net cash used in operating activities for the three months ended March 31, 1999 was approximately $3.7 million, primarily attributable to our net loss of $5.5 million, and an increase in accounts receivable of $1.1 million. These uses of cash were partially offset by an increase in accounts payable of $1.5 million as we improved our payment terms with vendors, and an increase in accrued expenses of $734,000. Net cash used in operating activities for the three months ended March 31, 1998 was approximately $3.4 million, primarily attributable to our net loss of $4.2 million, and an increase in merchandise inventory of $2.3 million. These uses of cash were partially offset by an increase in accrued expenses of $1.1 million, and an increase in accounts payable of $936,000.

   Investing activities. Net cash provided by investing activities of $4.7 million for the three months ended March 31, 1999 reflects from the net change in short term marketable securities of $5.5 million offset by
an investment of $867,000 in property and equipment.   Net cash used in
investing activities of $1.5 million for the three months ended March 31, 1998 was related solely to the purchase of property and equipment.

   Financing activities. Net cash provided by financing activities of approximately $1.9 million and $409,000 for the three months ended March 31, 1999 and 1998 respectively, reflects the issuance of common stock under our stock option and employee stock purchase plans.

Cash, cash equivalents and commitments

   Cash and cash equivalents. As of March 31,1999, we had approximately $28.8 million of cash and cash equivalents and $15.2 million of short-term available-for-sale investments.

   Commitments.  As of March 31, 1999:

    o Our principal commitment was an obligation of approximately $4.1 million under operating leases for our corporate headquarters.

    o We have no material commitments for capital expenditures, but we anticipate purchasing approximately $3.0 million of property and equipment during the remainder of 1999, primarily for computer and office equipment.

    o We have certain sponsorship agreements which allow us to appear as the auction sponsor on specific web sites. These agreements require future payments of up to $894,000 and incremental fees under certain circumstances based on the volume of traffic to our web site. These agreements expire at various times from March to December 1999.

    o During 1998, we funded our initial investment of $2.0 million in our joint venture with Softbank Corporation through an unsecured note payable to Softbank Corporation. The principal and accrued interest thereon is due the earlier of the closing date on an initial public offering of the joint venture or December 2002, with interest accruing at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan (1.6% as of March 31, 1999). This note has no right of offset against our investment in the joint venture.

     Based on our current operations we believe that our current cash and cash equivalent balance will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. As a result of our intent to offer credit to certain customers in the future and because of our rapid growth, we may require additional funding to support this anticipated growth. We expect our operating expenses to increase as we continue to expand our marketing efforts, increase our staffing, increase our software development efforts, and grow our infrastructure. As a result, we expect to experience quarterly net losses through at least the first half of 2000, and thus we may need to finance our increased inventory, accounts receivable, capital expenditures and some portion of our operating expenses from our current cash and cash equivalents balance. . We may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining credit facilities, if market conditions make such alternatives financially attractive for funding our expansion. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that financing will be available to us in amounts or on terms acceptable to us.


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

Risk Factors

   An investment in our common stock involves a high degree of risk.
You should consider the risks described below and the other information in this Form 10-Q carefully. The risks described below are not the only ones we face. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.


We expect to incur net losses for the foreseeable future.

   We incurred net losses in each of 1998 and 1997, and we expect to experience substantial quarterly net losses through at least the first half of 2000. We base this expectation in part on the following:

    o We expect the formation and operation of Onsale atCost to lead to increased operating expenses. We cannot assure you that consumers will accept the atCost format or that the volume generated from this format will cover the increased operating costs.

    o We expect our operating expenses will continue to increase as we expend financial and management resources on marketing. We must continue to expand our marketing efforts to enhance our brand image, increase our visibility on other companies' high traffic web sites, purchase larger volumes of merchandise, increase the size of our staff and support our growing infrastructure. In January 1999, we launched a $10 million radio, print, and online marketing campaign designed to meet these objectives. Our operating expenses will also continue to increase as we increase the size of our staff, purchase larger volumes of merchandise and continue to support our growing infrastructure.

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

Due to our efforts to expand and maintain market share, our profit margins may decrease or remain at their current levels for the foreseeable future.

   We plan to make aggressive efforts to expand and maintain our market share, and our profit margins may decline further as a result. To expand our atAuction market share, we have increased the quantity of each product available for bid at any one time. Additionally, we plan to use customer service and aggressive programs, such as waiving transactional fees and promotional pricing, to increase our atCost market share. One of the effects of these strategies may be lower margins in the short term, and we may not be successful in increasing or maintaining our market share in either or both lines of business. Even if we are successful in increasing our market share, continued competition and customer expectations may make it difficult to improve profit margins in the future. Accordingly, our profits and stock price may be harmed.

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

Due to the foregoing factors and factors discussed elsewhere in this Form 10-Q, in some future quarter our operating results may not meet the expectations of securities analysts and investors, and in such event the trading price of our common stock may decline.


We are in an extremely competitive market.

   Existing competitors. The electronic commerce market, particularly over the Internet, is new, rapidly evolving and competitive, and we expect competition to intensify in the future. We currently or potentially compete with many other companies which either offer the same types of merchandise and/or provide the same or a similar type of sales format to customers. Some of our current atAuction competitors include uBid, Egghead, and First Auction, and some of our current atCost competitors include Egghead, Value America, Buy.com, Cyberian Outpost, Gigabuys, NECX, Club Computer, Computers for Less, and Hardware Street. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to secure merchandise from vendors on more favorable terms than we obtain, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than we can.

   New competitors. Electronic commerce is characterized by low barriers to entry. Moreover, our current and potential competitors have established or may establish cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, it is possible that new competitors or alliances among competitors and vendors may emerge and rapidly acquire market share. In addition, manufacturers may elect to liquidate their products directly. We do not currently consider companies that conduct online person-to person auctions, such as eBay Inc. and Amazon.com, Inc., as direct competitors, however, these companies may develop into direct competitors in the future. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

   Accordingly, we may not be able to maintain or increase our revenues, web site traffic levels or click-throughs relative to our current and potential competitors. If competition increases and our branding efforts are not successful, our business will be harmed.

If we cannot continue to build strong brand loyalty, our business will be harmed.

   We believe that development and awareness of the Onsale brand is critical to our success in attracting customers and advertisers. Furthermore, we believe that brand loyalty will become increasingly important as low barriers to entry encourage the proliferation of web sites. If we are unsuccessful in continuing to build strong brand loyalty, our business will be harmed.

   In order to attract and retain consumers and advertisers, and to promote and maintain the Onsale brand in response to competitive pressures, we intend to increase our online and offline marketing and advertising. We believe that advertising rates generally, and the cost of any online advertising campaigns in particular, could increase substantially in the future. Despite our efforts, consumers or advertisers may not perceive our web site or the Onsale brand as superior to the web sites or brands of our competitors.


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

   Supply. We are entirely dependent upon vendors to supply us with merchandise for sale through Onsale atAuction and Onsale atCost. In the quarter ended March 31, 1999, approximately 39.4% of our total sales over our online auctions were derived from merchandise acquired from the five most significant vendors for that period and one vendor accounted for 13.7% of total sales. We have no long-term contracts or arrangements with our vendors that guarantee the availability of merchandise. Moreover, we must develop distributor relationships to supply the necessary volume of products for our new atCost business. We cannot assure you that our current vendors will continue to supply merchandise for sale through atAuction or that we will be able to establish new vendor relationships that will ensure that merchandise will be available for atAuction or atCost.

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

   Consumer protection laws. We could be subject to regulation under consumer protection laws in various states. Several states, including California, have laws regulating the disclosure of pricing information by wholesalers and comparable businesses. Our web site includes disclosures aimed at addressing these regulations. In the future governments of California and other states could require additional disclosure in order to comply with other regulations.

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

We may encounter new risks associated with international expansion.

   Expansion of our business into international markets present additional risks. Electronic commerce over the Internet in general, and our services in particular, may not gain broad market acceptance in international markets. We may experience difficulty in managing international operations as a result of competition, technical problems, local laws and regulations, distance, and language and cultural differences. There are also certain risks inherent in doing business internationally, including:

     o the general risk that we may invest time and money into such expansion without success;
     o    cultural and business practice differences;
     o    fluctuations in currency exchange rates;
     o    political risks and legal and economic instability;
     o    difficulties in collecting international accounts receivable;
     o    potentially longer payment cycles;
     o    difficulties in obtaining U.S. export licenses;
     o    the introduction of non-tariff barriers and higher duty rates;
     o higher costs of enforcing contractual obligations and intellectual property rights;
     o seasonal reductions in business activity in certain other parts of the world; and
     o    potentially adverse tax consequences.

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

We may be unable to protect our intellectual property.

   Generally, our performance and ability to compete are dependent on a significant degree on our ability to protect and enforce our intellectual property rights, which include the following:

    o    our proprietary technology;
    o our registered U.S. trademarks and our other trade and service marks; and
    o    our domain names, each of which relates to our brand.


   We rely on a combination of patent, trademark, copyright and trade secret laws, regulations governing domain names, confidentiality agreements and technical measures to establish and protect our proprietary rights. We may not be able to protect our proprietary rights, and our inability or failure to do so could result in lost or forgone licensing revenues, dilution of the Onsale brand and other loss of competitive and commercial advantages that we hold. Additionally, we may choose to litigate to protect our intellectual property rights, which could result in a significant cost of resources and money to us. We may not be successful in any litigation that we undertake.

We could face litigation risks.

   Intellectual property rights. Our business activities may infringe upon the proprietary rights of others, and we have in the past received, and may in the future receive, notices from third parties claiming infringement by our software or other aspects of our business. Any of these claims, with or without merit, could result in significant litigation costs and diversion of resources and management attention, and could require us to enter into royalty and licensing agreements (which may not be available on terms acceptable to us or at all). If litigation is successful against us, this could result in invalidation of our proprietary rights and/or significant liability for damages, which could have a harmful effect on our business.

   Products liability and consumer protection. Our sale of products through our atAuction and atCost services could subject us to product liability claims or consumer protection regulation, and states and other jurisdictions other than California may interpret their products liability or consumer protection laws to apply to Internet commerce providers such as us that enter into transactions with their residents. While we carry liability insurance, this may not be adequate to fully compensate for substantial claims, and these claims could have a harmful effect on our business.

   Liability for information transmitted over our online services. The law relating to the liability of online services companies for information carried on or disseminated through our services is currently unsettled. Claims could be made against us under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement or other theories based on the nature and content of the materials disseminated through our services. Several private lawsuits seeking to impose such liability on other online services companies are currently pending. In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The potential imposition of liability on online services companies for information carried on or disseminated through their services could require us to alter our service offerings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long term debt. We do not use derivative financial instruments in our investment portfolio. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of creditexposure to any one issue, issuer, and type of investment. All of our cash equivalents and short-term investments, consisting principally of commercialpaper, equity securities and governmental securities, are classified as available-for-sale as of March 31, 1999. We do not expect any material loss with respect to our investment portfolio.

   The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio.

(In thousands, except interest rates)
                                                                1999
Cash Equivalents                                                $28,837
   Fixed Interest Rate                                             4.9%
Investments                                                     $15,177
   Fixed Interest Rate                                             6.5%

We also have market risk related to our long-term debt obligation, which matures in 2002. The principal amount of this obligation is $2.0 million and has a variable rate of interest which is equal to the prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan. At March 31, 1999, this prime rate was 1.6%.

                                   Part II

Item 1.  Legal Proceedings.

   From time to time, we are subject to litigation in the ordinary course of our business. We believe that none of the currently pending litigation will have a material adverse effect on our business, results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds.

    Not applicable.

Item 3.  Defaults upon Senior Securities.

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

Item 5.  Other Information.

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are being filed as part of this report:

Exhibit 10.33   Offer letter to Bari Abdul, Vice President of Marketing

Exhibit 27.01   Financial data schedule

(b) We did not file any current reports on Form 8-K during the first quarter of 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 14, 1999                By: /s/ John E. Labbett
                                       -------------------
                                       John E. Labbett
                                       Senior Vice President and
                                       Chief Financial Officer