Form 10-Q
period 1999-06-30
ONSALE INC
filed 1999-08-16
CIK 1026506

===============================================================================

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q



  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934. For the quarterly period ended June 30, 1999

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

   As of July 31, 1999, there were 19,613,260 shares of the Registrant's common stock outstanding.

 ===============================================================================

                            TABLE OF CONTENTS
                                                                     Page
                                                                     Number
PART I  -       FINANCIAL INFORMATION

Item 1: Financial Statements

         Balance Sheets as of June 30, 1999 (Unaudited)
         and December 31, 1998...........................................3

         Statements of Operations for the three and six months ended
         June 30, 1999 and 1998 (Unaudited)..............................4

         Statements of Cash Flows for the six months ended
         June 30, 1999 and 1998 (Unaudited)..............................5

         Notes to Financial Statements (Unaudited).......................6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....19

PART II  -      OTHER INFORMATION

Item 1:   Legal Proceedings................................  ...........20

Item 2:   Changes in Securities and Use of Proceeds......... ...........20

Item 3:   Defaults Upon Senior Securities...............................20

Item 4:   Submission of Matters to a Vote of Security Holders...........20

Item 5:   Other Information.............................................20

Item 6:   Exhibits and Reports on Form 8-K..............................21

Part I  - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

                                  ONSALE, INC.
                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                     June 30,    December 31,
                                                      1999         1998
                                                   ------------ ------------
                                                   (unaudited)
                               ASSETS
Current assets:
 Cash and cash equivalents.......................      $19,893      $26,008
 Short-term investments..........................       16,061       20,696
 Accounts receivable, net of allowances of
   $441 and $487...................                      7,692        5,219
 Merchandise inventory...........................        7,271       10,809
 Prepaid expenses and other current assets.......          808          484
                                                   ------------ ------------
   Total current assets..........................       51,725       63,216
Property and equipment, net......................        4,518        4,024
Investment in joint venture......................        1,450        1,800
Other assets.....................................          387          386
                                                   ------------ ------------
   Total assets..................................      $58,080      $69,426
                                                   ============ ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................      $13,800      $11,064
 Accrued expenses................................        4,734        3,996
 Deferred revenue................................        2,366        1,836
                                                   ------------ ------------
   Total current liabilities.....................       20,900       16,896

Long-term liabilities............................        2,033        2,016

Stockholders' equity:
 Preferred stock, $0.001 par value;
  2,000,000 shares authorized: no shares
   issued and outstanding.............                   --           --
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 19,603,873 and
   19,314,844 shares issued and outstanding,
   respectively..................................           20           19
 Additional paid-in capital......................       69,707       67,712
 Accumulated deficit.............................      (34,580)     (17,217)
                                                   ------------ ------------
   Total stockholders' equity....................       35,147       50,514
                                                   ------------ ------------
   Total liabilities and stockholders' equity....      $58,080      $69,426
                                                   ============ ============

       See notes to financial statements.

                                  ONSALE, INC.
                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                        Three Months Ended            Six Months Ended
                                            June 30,                      June 30,
                                       -------------------           ----------------------
                                         1999      1998                1999      1998
                                       --------- ---------           --------- ------------
Revenue:
   Merchandise.......................   $78,654   $50,138            $144,096      $89,450
   Commission and other revenue......     2,721       658               5,082        1,515
                                       --------- ---------           --------- ------------
       Total revenue.................    81,375    50,796             149,178       90,965
                                       --------- ---------           --------- ------------
Cost of revenue:
   Cost of goods sold................    78,969    44,815             140,667       79,678
   Accounting reserves...............        --        --                   0          789
                                       --------- ---------           --------- ------------
       Total cost of revenue.........    78,969    44,815             140,667       80,467
                                       --------- ---------           --------- ------------
Gross profit.........................     2,406     5,981               8,511       10,498
                                       --------- ---------           --------- ------------

Operating expenses:
   Sales and marketing...............     9,823     6,365              18,013       11,576
   General and administrative........     3,186     3,117               5,769        6,210
   Engineering.......................     1,407     1,252               2,808        2,383
                                       --------- ---------           --------- ------------
       Total operating expenses......    14,416    10,734              26,590       20,169
                                       --------- ---------           --------- ------------
Loss from operations.................   (12,010)   (4,753)            (18,079)      (9,671)

Equity in net loss of joint venture..      (300)       --                (350)           0
Interest and other income, net.......       472       716               1,066        1,443
                                       --------- ---------           --------- ------------
Loss before income taxes.............   (11,838)   (4,037)            (17,363)      (8,228)
Income tax benefit...................        --        --                   0            0
                                       --------- ---------           --------- ------------
Net loss.............................  ($11,838)  ($4,037)           ($17,363)     ($8,228)
                                       ========= =========           ========= ============

Net loss per share:
   Basic and diluted.................    ($0.60)   ($0.21)             ($0.89)      ($0.44)
                                       ========= =========           ========= ============

Shares used in net loss per share
 calculations:
   Basic and diluted.................    19,590    18,808              19,552       18,753
                                       ========= =========           ========= ============

               See notes to financial statements.

                                 ONSALE, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                         Six Months Ended
                                                            June 30,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
Cash flows from operating activities:
 Net loss............................................   ($17,363)    ($8,228)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
     Equity in net loss of joint venture.............        350         --
     Interest on long-term liabilities...............         17         --
     Depreciation and amortization...................        936         728
     Changes in assets and liabilities:
       Accounts receivable, net......................     (2,473)       (314)
       Merchandise inventory.........................      3,538      (1,581)
       Prepaid expenses and other assets.............       (325)       (531)
       Accounts payable..............................      2,736       5,033
       Accrued expenses..............................        738       1,923
       Deferred revenue..............................        530         258
                                                       ----------  ----------
         Net cash used in operating activities.......    (11,316)     (2,712)
                                                       ----------  ----------
Cash flows from investing activities:
 Purchases of short-term available-for-sale
   investments.......................................     (9,395)    (17,149)
 Proceeds from sales of short-term
   available-for-sale investments....................     14,030           0
 Purchase of property and equipment..................     (1,430)     (2,609)
                                                       ----------  ----------
    Net cash provided by (used in) investing activities    3,205     (19,758)
                                                       ----------  ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock..............      1,996         744
                                                       ----------  ----------
         Net cash provided by financing activities...      1,996         744
                                                       ----------  ----------
Net decrease in cash and cash equivalents.                (6,115)    (21,726)
Cash and cash equivalents at beginning of period.....     26,008      56,566
                                                       ----------  ----------
Cash and cash equivalents at end of period...........    $19,893     $34,840
                                                       ==========  ==========

             See notes to financial statements.

The accompanying notes are an integral part of these financial statements.



                               Onsale, Inc.
                      Notes to financial statements
                              June 30, 1999
                               (unaudited)


1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present Onsale, Inc.'s ("Onsale" or the "Company") financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1999. As previously disclosed, certain prior years' balances have been reclassified to conform to the current year's presentation and to provide a better comparison with similar companies' reporting practices, including credit card fees and customer service, which have been reclassified from cost of revenue and general and administrative expenses to sales and marketing expenses.

   Based on Onsale's current level of operations, the Company's current business plan and associated needs for working capital and capital expenditures, including its intent to offer credit to certain customers, over the next 12 months, the Company anticipates that it will need to seek additional financing. Under the current business plan, the Company expects its operating expenses to increase as it continues to expand marketing efforts, increase staffing, increase software development efforts, and grow its infrastructure. As a result, the Company expects to experience quarterly net losses for the foreseeable future, which will be funded from its current cash and cash equivalents balance. As noted in Note 3, on July 13, 1999 Onsale executed a definitive merger agreement with Egghead.com, Inc., which is subject to completion. If this merger is completed, additional cash reserves will be available to fund the operations of the combined company. Whether or not the merger is completed, Onsale will likely need to raise additional funds within the next 12 months. Additional financing may not be available on terms favorable to the Company, or may not be available at all. The sale of additional equity could result in dilution in stockholders ownership interest.

2. - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the provisions of SFAS 128, "Earnings Per Share". SFAS No.128 requires the Company to report both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

During the quarters ended June 30, 1999 and 1998, options to purchase approximately 3.0 million and 2.2 million shares of common stock, respectively, were outstanding. These options were not included in the per share computation because they are antidilutive.

3. - SUBSEQUENT EVENT

On July 13, 1999, the Company executed a definitive merger agreement with Egghead.com, Inc, an online retailer of personal computer hardware, software, peripherals and accessories. The merger, which is expected to be accounted for as a pooling of interests, will be effected by exchanging 0.565 shares of Onsale common stock for each outstanding share of Egghead.com, Inc. common stock. The transaction is valued at approximately $268 million as of August 9, 1999. The transaction is expected to be a tax-free transaction resulting in current Egghead.com shareholders owning approximately 47% of the combined company. The Company will convert options to purchase approximately 3.5 million shares of Egghead.com, Inc. common stock into options to purchase approximately 2.0 million shares of Onsale common stock. The merger is subject to approval by shareholders of both companies, regulatory approval, and other customary conditions. If the merger is approved, Egghead.com, Inc. will become a wholly-owned subsidiary of Onsale their effect is antidilutive.

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

General

   We are an Internet retailer selling retail and wholesale goods to businesses, resellers and consumers. We sell merchandise under two formats: Onsale atAuction and Onsale atCost.

       Onsale atAuction. Onsale atAuction is an interactive online auction designed to serve as an efficient and entertaining marketing channel for products that typically are unavailable through conventional distribution channels. Through atAuction, we sell excess merchandise and services, including refurbished and close-out products to businesses, resellers and consumers. Merchandise and services sold on the atAuction site include personal computers, consumer electronics, sports and fitness equipment, and vacation packages.

       Onsale atCost. We introduced Onsale atCost in January 1999. Through atCost, we offer businesses, resellers and consumers a broad selection of new computers and computer-related products for sale at prices generally equal to the amount invoiced by our vendors, plus payment processing, shipping and transaction processing fees.

   For the three and six months ended June 30, 1999, our revenue consisted of merchandise revenue and commission and other revenue. "Merchandise revenue", which includes both atAuction and atCost sales, represents sales of merchandise acquired by us on a purchase or consignment basis where we charge the customer's credit card and either we or the vendor ships the merchandise to the customer. "Commission and other revenue" is comprised of the following: commissions on sales where we sell as an agent for the supplier and the supplier charges and ships the product to the customer; advertising revenue; and commissions on person-to-person auctions which ceased September 30, 1998. For a more detailed description of each model, the risks that we bear under each revenue model and the recognition of revenue for each see Note 1 of Notes to Financial Statements in our 1998 Annual Report on Form 10-K.

   Gross merchandise sales ("GMS") represent what our total revenue would have been if all agent sales and person-to-person auction sales had instead been merchandise revenue transactions. We believe that providing information on gross merchandise sales benefits readers of our financial statements because it enables them to compare current periods with historical periods more accurately than they could based only on total revenue information. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles.

Results of operations

Revenue

   For the three months ended June 30, 1999, we generated 71% of our total revenue through atAuction and 29% through atCost. For the six months ended June 30, 1999, 78% of total revenue was generated through atAuction and 22% was generated through atCost (which we introduced on January 19, 1999). The following tables reconcile total revenue to gross merchandise sales and set forth the composition of gross merchandise sales for the three and six months ended June 30, 1999 and 1998:

                                              Three Months Ended June 30,           Six Months Ended June 30,

                                       ----------   ----------   ---------   ----------   ----------   ---------
                                                                     %                                     %
(in thousands)                            1999         1998       Change        1999         1998       Change
                                       ----------   ----------   ---------   ----------   ----------   ---------
Total revenue...........                 $81,375      $50,796          60%    $149,178      $90,965          64%
Plus: gross commission and other revenue...8,212        8,438         (3%)      16,029       19,389        (17%)
Less: net commission and other revenue....(2,721)        (658)        314%      (5,082)      (1,515)        235%
                                       ----------   ----------               ----------   ----------
Gross merchandise sales.                 $86,866      $58,576          48%    $160,125     $108,839          47%
                                       ==========   ==========               ==========   ==========





                                  Three Months Ended June 30,               Six Months Ended June 30,

(IN THOUSANDS)                                            % GMS                                     % GMS
                                   1999      1998      1999     1998         1999      1998     1999   1998
                                 --------- --------- -------- ---------    --------- --------- ------ -------
Merchandise revenue
   purchased inventory             $39,034   $25,232       45%       43%     $73,232   $44,959     46%     41%
   consigned inventory              39,620    24,906       46%       43%      70,864    44,491     44%     41%
                                  --------  --------       ---       ---    --------  --------     ---    ---
Total merchandise revenue           78,654    50,138       91%       86%     144,096    89,450     90%     82%
Gross commission and other revenue   8,212     8,438        9%       14%      16,029    19,389     10%     18%
                                  --------  --------       ---       ---    --------  --------     ---    ---
Gross merchandise sales            $86,866   $58,576      100%      100%    $160,125  $108,839    100%    100%
                                  =======   =======      ====      ====     =======   =======     ====    ====

   Sources of revenue growth. The increases in total revenue and gross merchandise sales were mainly due to (1) the introduction of Onsale atCost in January 1999, which increased the amount and types of products offered; (2) investments in marketing designed to promote and maintain awareness of the Onsale brand programs; and (3) growth in our customer base. The decrease in gross commission and other revenue as compared to the second quarter of 1998 was due primarily to the transfer of our person-to-person auction site service to Yahoo! in September 1998 partially offset by increased agent and advertising sales.

   Merchandise revenue vs. commission and other revenue. The portion of our gross merchandise sales represented by merchandise revenue increased from 86% for the three months ended June 30, 1998, to 91% for the three months ended June 30, 1999, and from 82% for the six months ended June 30, 1998, to 90% for the six months ended June 30, 1999. Increased atAuction sales of purchased inventory and atCost sales led to the increase in merchandise revenue as a percentage of gross merchandise sales, while the September 1998 transfer of our person-to-person auction business to Yahoo! contributed to the decrease in gross commission and other revenue

Gross profit

   Gross profit is total revenue less cost of revenue. Cost of revenue consists primarily of the cost of the merchandise sold to customers and shipping costs net of shipping and handling revenue; commission and other revenue have minimal related costs. As previously disclosed, to provide a better comparison with similar companies' reporting practices, we reclassified credit card fees from cost of revenue to selling and marketing expenses for periods prior to the third quarter of 1998. Gross profit (gross margin) was $2.4 million (3.0%) for the three months ended June 30, 1999, compared with $6.0 million (11.8%) for the three months ended June 30, 1998. Gross profit (gross margin) was $8.5 million (5.7%) for the six months ended June 30, 1999, compared with $10.5 million (11.5%) for the six months ended June 30, 1998. Gross profit for the six months ended June 30, 1998 reflects a first quarter charge of $789,000 for unreconciled merchandise adjustments and additional reserves related to customer returns.

   Gross profit from total merchandise revenue, and from gross commission and other revenue, and the corresponding gross margins on a gross merchandise sales basis for the three and six months ended June 30, 1999 and 1998 were (in millions of dollars):


                                Three Months Ended June 30,               Six Months Ended June 30,
                                      1999                  1998                1999                  1998
                                      ----                  ----                ----                  ----
Gross Profit                   Amount     Margin     Amount     Margin   Amount     Margin     Amount     Margin
                               -------    -------    -------    -------  -------    -------    -------    -------
Total merchandise revenue         ($0.3)    (0.4%)      $5.3     10.6%    $3.4       2.4%       $9.0       10.0%
Gross commission and other revenue $2.7     33.1%       $0.7      7.8%    $5.1      31.7%       $1.5       7.8%




   Gross margin on merchandise revenue decreased for the three and six month periods ended June 30, 1999 compared with the same periods in 1998 primarily due to lower margins associated with atAuction sales, and the January 1999 commencement of atCost sales, which generally produce lower margins than atAuction sales. Additionally, we conducted an aggressive marketing campaign associated with atCost sales in which, for primarily the entire quarter, we waived fees charged for transaction processing and shipping and offered promotional pricing on specific products to compete with prices of our competitors. The decrease in margins associated with atAuction sales resulted from our efforts to increase atAuction sales and market share by increasing the quantities of products available for bid at any one time which tends to lower final sales prices. Gross margin on commission and other revenue increased for the three and six month periods ended June 30, 1999 compared with the same periods in 1998 primarily due to increased advertising revenue, which has a very low cost,. We anticipate advertising revenue to increase through 1999. Additionally, as noted above, we did not record any transactions from The Onsale Exchange in 1999. Transactions from The Onsale Exchange during the second quarter of 1998 generated significantly lower margins for us compared to other transactions.

   As noted above, we expect gross margins to continue to be low due to our aggressive efforts to gain market share and respond to our competition. Generally, we plan to increase market share by expanding and enhancing our customer service operations, our promotional offerings, and extending credit to certain business customers. In August 1999 we re-introduced the atCost shipping and transaction processing fees as a single nominal shipping and handling fee. Our atCost marketing strategies also include periodically waiving all or part of the shipping and handling fee for limited periods of time to acquire new customers and offering promotional pricing on specific products to meet competition. These promotional efforts to increase market share will result in low gross margins.

Operating expenses

   Our operating expenses have increased significantly as a result of our expansion. We believe that our operating expenses will continue to increase as we expand our operations and promote our brand name.

   Sales and marketing. Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, customer service, marketing and merchandise acquisition personnel, credit card fees and promotional material. As previously disclosed, we reclassified prior years' customer service expenses and credit card fees from general and administrative expenses and cost of revenue, respectively, to sales and marketing expenses to conform to current year's presentation. Sales and marketing expenses represented 12.1% and 12.5% of total revenue for the three months ended June 30, 1999 and 1998, respectively, and 12.1% and 12.7% of total revenue for the six months ended June 30, 1999 and 1998, respectively. The dollar increases in sales and marketing expenses were primarily attributable to increased spending on radio, print and online marketing and advertising programs designed to create brand awareness and expansion of our customer service department and offerings. In 1999 we launched an aggressive marketing campaign in an effort to enhance our brand recognition and promote our
new atCost site.   We have expensed approximately $7.7 million related
to this marketing campaign through the second quarter of 1999.

   General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and logistical personnel, bad debt expense, facilities expenses, recruiting and other general corporate expenses. General and administrative expenses represented 3.9% and 6.1% of total revenue for the three months ended June 30, 1999 and 1998, respectively, and 3.9% and 6.8% of total revenue for the six months ended June 30, 1999 and 1998, respectively. The decrease in general and administrative expense as a percentage of total revenue was due to leveraging relatively fixed expenses with a higher volume of sales. We expect the dollar amount of general and administrative expenses to increase throughout 1999, as we expand staff and facilities and reflect expenses for additional personnel added.

   Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, enhance, manage, operate and monitor our web site and related systems, as well as related equipment costs. Engineering expenses represented 1.7% and 2.5% of total revenue for the three months ended June 30, 1999 and 1998, respectively, and 1.9% and 2.6% of total revenue for the six months ended June 30, 1999 and 1998, respectively. The dollar increases in engineering expenses were primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of our web site and related systems. In December 1998, we adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-
1") and, accordingly, capitalized certain engineering costs related to internally developed software. In the three months ended June 30, 1999, we capitalized approximately $350,000 of software, of which approximately $340,000 was related to engineering costs for internally developed software. In the six months ended June 30, 1999, we capitalized approximately $915,000 of software, of which approximately $605,000 was related to engineering costs for internally developed software. We expect the dollar amount of engineering expenses to increase in the future as we continue to add staff to maintain, enhance and modify our web site and other systems.

Equity in net loss of joint venture

   On May 15, 1998, we entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K.K., which commenced operations in the third quarter of 1998. We own a 40% interest in the joint venture and account for our interest using the equity method of accounting. Accordingly, we recognize our share of net profits or losses of the joint venture as an adjustment to our initial investment amount. Our share of the net loss of the joint venture was $300,000 for the three months ended June 30, 1999 and $350,000 for the six months ended June 30, 1999.

Interest and other income, net

   Our interest and other income, net, was $472,000, and $716,000 for the three months ended June 30, 1999 and 1998, respectively, and $1.1 million, and $1.4 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in interest and other income, net, was due to decreased cash balances resulting from increased purchases of merchandise inventory and net losses.

Income taxes

   We had net losses of $11.8 and $4.0 million for the three months ended June 30, 1999 and 1998, respectively, and $17.4 and $8.2 million for the six months ended June 30, 1999 and 1998, respectively thus, no provision for income taxes was recorded for these periods.

Liquidity and capital resources

Cash inflows and outflows

   Operating activities. Net cash used in operating activities for the six months ended June 30, 1999 was approximately $11.3 million, primarily attributable to our net loss of $17.4 million, and an increase in accounts receivable of $2.5 million. These uses of cash were partially offset by a decrease in merchandise inventory of $3.5 million and an increase in accounts payable of $2.7 million as we improved our payment terms with vendors, and an increase in accrued expenses of $738,000. Net cash used in operating activities for the six months ended June 30, 1998 was approximately $2.7 million, primarily attributable to our net loss of $8.2 million, and an increase in merchandise inventory of $1.6 million. These uses of cash were partially offset by an increase in accounts payable of $5.0 million, and an increase in accrued expenses of $1.9 million.

   Investing activities. Net cash provided by investing activities of $3.2 million for the six months ended June 30, 1999 reflects the net change in short term marketable securities of $4.6 million offset by an
investment of $1.4 million in property and equipment.   Net cash used in
investing activities of $19.8 million for the six months ended June 30, 1998 was attributable to purchases of short term investments of $17.1 million and the purchase of property and equipment of $2.6 million.

   Financing activities. Net cash provided by financing activities of approximately $2.0 million and $744,000 for the six months ended June 30, 1999 and 1998 respectively, reflects the issuance of common stock under our stock option and employee stock purchase plans.

Cash, cash equivalents and commitments

   Cash and cash equivalents. As of June 30, 1999, we had approximately $19.9 million of cash and cash equivalents and $16.1 million of short-term available-for-sale investments.

   Commitments.  As of June 30, 1999:

       o Our principal commitment was an obligation of approximately $3.8 million under operating leases for our corporate headquarters.

       o We have no material commitments for capital expenditures, but we anticipate purchasing approximately $2.0 million of property and equipment during the remainder of 1999, primarily for computer and office equipment.

       o We have certain sponsorship agreements which allow us to appear as the auction sponsor on specific web sites. These agreements require future payments of up to approximately $2.7 million and incremental fees under certain circumstances based on the volume of traffic to our web site. These agreements expire at various times through June 2000.

       o During 1998, we funded our initial investment of $2.0 million in our joint venture with Softbank Corporation through an unsecured note payable to Softbank Corporation. The principal and accrued interest thereon is due upon the earlier of the closing date on an initial public offering of the joint venture or December 2002, with interest accruing at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan (1.6% as of June 30, 1999). This note has no right of offset against our investment in the joint venture.

   Based on our current level of operations, our current business plan and associated needs for working capital and capital expenditures, including our intent to offer credit to certain customers, over the next 12 months, we anticipate that we will need to seek additional financing. Under our current business plan, we expect our operating expenses to increase as we continue to expand our marketing efforts, increase our staffing, increase our software development efforts, and grow our infrastructure. As a result, we expect to experience quarterly net losses for the foreseeable future, which will be funded from our current cash and cash equivalents balance. On July 13, 1999 we executed a definitive merger agreement with Egghead.com, Inc., which is subject to completion. If this merger is completed, we will have additional cash reserves, to fund the operations of the combined company. Whether or not the merger is completed, we will likely need to raise additional funds within the next 12 months. Additional financing may not be available on terms favorable to us, or may not be available to us at all. The sale of additional equity could result in dilution in our stockholders ownership interest.

Impact of the Year 2000 issue

   Background. The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

   Readiness.  We have completed assessment of all internal systems.
Our assessment included information technology systems such as business systems, web site operations systems, infrastructure and support systems as well as non-information technology systems such as our security system, building and telephone equipment, and embedded microcontrollers. Our accounting system and internally developed systems are Year 2000 compliant. We are testing all systems to ensure that they will be available and operational. All testing and remediation efforts are expected to be completed by September 30, 1999. In addition, we are seeking and will continue to seek assurances from vendors and other third parties with whom we do business that they are on target for completing their own Year 2000 remediation.

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

   We incurred net losses in each of 1997 and 1998, and we expect to experience substantial net losses for the foreseeable future, due primarily to the following:

    o Competitive pricing pressures, which we expect to continue to put pressure on gross margins;
    o Significant spending on operating expenses, particularly marketing expenses; and
    o Large volume purchases of merchandise and substantial spending on our infrastructure.

We may need to seek additional financing, and may not be able to secure it.

   We will likely need to raise additional funds within the next 12 months. Additional financing may not be available on terms favorable to us, or may not be available to us at all. If we raise additional funds by issuing equity securities, you may experience dilution of your ownership interest, and these securities may have rights senior to the rights of common stock holders.


Due to our efforts to expand and maintain market share, our profit margins may remain low for the foreseeable future.

   We plan to make aggressive efforts to expand and maintain our market share, and our profit margins may remain low as a result. We may attempt to expand our market share for auctioned goods by increasing the quantity of products available for bid at any one time which tends to decrease revenues per unit. We may also use promotional pricing and enhanced customer service to increase our market share for current version sales. One of the effects of these strategies may be continued low margins, and we may not be successful in increasing or maintaining our market share in either or both lines of business. Even if we are successful in increasing our market share, continued competition and customer expectations may make it difficult to improve profit margins in the future. Accordingly, our profits and stock price may be harmed.

Our operating results fluctuate significantly and are difficult to predict.

   Our operating results have fluctuated in the past, and we expect them to continue to fluctuate in the future, due to a number of factors, many of which are outside our control. These factors include:

    o    pricing competition;
    o    the availability and pricing of merchandise from vendors;
    o our ability to manage our inventory mix and the mix of products offered for auction, and take other actions required to maintain customer satisfaction;
    o the degree to which our sales of current version merchandise at attractive prices reduces sales of similar products on our auction site;
    o seasonal fluctuations in buying patterns of new and reconditioned merchandise and in the availability of reconditioned merchandise;
    o the level of traffic at our web site, and our ability to attract new customers and to retain existing customers;
    o the announcement or introduction of new types of merchandise, service offerings or customer services by us or our competitors;
    o    the timing, cost and availability of web advertising;
    o the amount and timing of costs relating to expansion of our operations;
    o interruptions to or increases in the costs associated with the normal flow of our business operations, including the occurrence of technical or communications failures or stoppages by common carriers such as United Parcel Service; and
    o    governmental regulation and taxation policies.

Due to the foregoing factors and factors discussed elsewhere in this Form 10-Q, or unforeseen factors, in some future quarter our operating results may not meet the expectations of securities analysts and investors, and in this event the trading price of our common stock may decline.

We operate in an extremely competitive market and we could lose revenue and customers to our competitors.

   Existing competitors. The electronic commerce market, particularly over the Internet, is new, rapidly evolving and competitive, and we expect competition to intensify in the future. We compete with many other companies which either offer the same types of merchandise or provide the same or a similar type of sales format to customers. Some of our current competitors include:
   o Companies with online commerce sites such as Beyond.com Corporation, Buy.com Inc., Cyberian Outpost, Inc., and Dell Computer Corporation; and
   o Companies offering certain types of Internet auctions, such as uBid, Inc., Internet Shopping Network, Inc. (the FirstAuction site), and Micro Warehouse, Inc.

   New competitors. It is not difficult to enter the online commerce market, and current and new competitors can launch new online commerce web sites at relatively low cost. Competition in online commerce will likely increase as retailers, suppliers, manufacturers and direct marketers who have not traditionally sold computer products and consumer goods directly to consumers through the Internet enter this market segment. Increased competition may result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs or loss of market share, or any combination of these problems.

   New competitors may emerge and rapidly acquire market share in several ways, including through mergers or by alliances among competitors and vendors. For example, Dell Computer Corporation and Amazon.com, Inc. have agreed to provide links from their Web sites to new Web pages that advertise their respective products. Through such alliances, competitors may also obtain exclusive or semi-exclusive sources of merchandise. In addition, manufacturers may elect to liquidate their products directly over the Internet. Companies that primarily conduct online person-to-person auctions, such as eBay Inc. may develop into direct competitors in the future.

   We may not be successful in competing against competitors. Many of these competitors have greater financial, marketing, customer support, technical and other resources than we will. As a result, they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sale of their merchandise than we can. If competition increases and our branding efforts are not successful, we may not be able to command higher margins on the products we see, or we may lose revenue and customers to our competitors.

If we cannot continue to build strong brand loyalty, our business will be harmed.

   We believe that development and awareness of the Onsale brand is critical to our success in attracting customers and advertisers if we do not complete the merger with Egghead.com, Inc. Furthermore, we believe that brand loyalty will become increasingly important as low barriers to entry encourage the proliferation of web sites. If we are unsuccessful in continuing to build strong brand loyalty, our business will be harmed.

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

We will face risks associated with purchasing and carrying our own inventory.

   We purchase our merchandise from vendors. The risks of carrying inventory, include:
     o potential declines in the market value of the goods that we purchase;
     o difficulties managing customer returns and credits associated with merchandise to be returned to vendors;
     o shrinkage resulting from theft, loss or inaccurate inventory recording; and
     o unpredictable sale prices due to the nature of our auction process.
   If we manage our inventory poorly, we may be forced to sell our inventory at a discount or loss.

   We depend on third parties for fulfillment of our purchased inventory. We use Gage Marketing Group, our contract warehouse, to fulfill approximately 51% of purchased inventory sales. We also use United Parcel Service as our delivery service for substantially all of our products. We have limited control over these third parties and we have no long-term relationships with any of them. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the quality of products and services by such third parties falls below a satisfactory standard, our business could be harmed.

We rely on merchandise vendors for supply, shipping and quality of products.

   Supply. We are entirely dependent upon vendors to supply us with merchandise for sale through Onsale atAuction and Onsale atCost. In the quarter ended June 30, 1999, approximately 54% of our total sales were derived from merchandise acquired from the five most significant vendors. Purchases from TechData, our distributor for the atCost business and Hewlett Packard, a computers and peripheral products supplier for the atAuction business, accounted for approximately 33% and 10%, respectively, of Onsale's aggregate merchandise purchases. We have no long-term contracts or arrangements with our vendors that guarantee the availability of merchandise. Moreover, we must develop distributor relationships to supply the necessary volume of products for our new atCost business. We cannot assure you that our current vendors will continue to supply merchandise for sale through atAuction or that we will be able to establish new vendor relationships that will ensure that merchandise will be available for atAuction or atCost.

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

   Auctioneering and other laws in other states. Several states have laws that regulate auctions and auction companies within their jurisdictions. Some states may interpret their statutes to apply to our transactions with consumers in such states. The burdens of complying with auctioneering laws could materially increase our cost of doing business. Similarly, states may construe their existing laws governing issues such as property ownership, sales tax, libel and personal privacy to apply to Internet companies servicing consumers within their boundaries. Resolution of whether or how these laws will be applied is uncertain and may take years to resolve.

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

   We expect to continue to expand our operations, and in order to manage this growth we face the following challenges:
    o improving existing and implementing new operational, financial and inventory systems, procedures and controls;
    o integrating our new key managerial and technical employees into our existing management team;
    o    training, motivating and managing our growing employee base;
    o    managing relationships with third parties;
    o managing risks associated with accounts receivable expansion and collection; and
    o    meeting our growing needs for working capital.

We depend on our key employees.

   Our future performance depends upon the continued contributions of members of our senior management and other key personnel. We do not have long-term employment agreements with any of our key personnel and we maintain no key person life insurance. Competition for attracting and retaining personnel in our industry is intense, especially in the San Francisco Bay area, and we may fail to attract and retain the personnel we will need to succeed in the future. If one or more of our key personnel leaves us or joins a competitor, our business could be harmed.

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

   Substantially all of our communications hardware an computer hardware is located at a leased facility in Menlo Park, California. Our systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. We do not presently have fully redundant systems and have not yet completed implementing a formal disaster recovery plan. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptive problems. Our coverage limits on our property and business interruption insurance may not be adequate to compensate us for all losses that may occur.

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

Our stock price is volatile.

   The market price of the shares of our common stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to several factors, such as:
    o    actual or anticipated variations in our results of operations;
    o    announcements of technological innovations;
    o new sales formats, services or product introductions by us or our competitors;
    o developments with respect to patents, copyrights or proprietary rights;
    o    changes in financial estimates by securities analysts; and
    o conditions and trends in the Internet and electronic commerce industries.

The stock markets generally, and the Nasdaq National Market in particular, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In the past, stockholders have instituted securities class action litigation against several companies following periods of volatility in the market price of their securities. Such litigation, if instituted against us, could result in diversion of our management's attention and resources and substantial financial costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long term debt. We do not use derivative financial instruments in our investment portfolio. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. All of our cash equivalents and short-term investments, consisting principally of commercial paper, equity securities and governmental securities, are classified as available-for-sale as of June 30, 1999. We do not expect any material loss with respect to our investment portfolio.

   The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio.
(In thousands, except interest rates)
                                                                1999

Cash Equivalents                                              $19,893
        Fixed Interest Rate                                     4.9%

Investments                                                   $16,061
        Fixed Interest Rate                                     6.6%

We also have market risk related to our long-term debt obligation, which matures in 2002. The principal amount of this obligation is $2.0 million and has a variable rate of interest which is equal to the prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan. At June 30, 1999, this prime rate was 1.6%.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   An Annual Meeting of Stockholders of Onsale, Inc. was held on May 17, 1999. Matters voted on at the meeting and votes cast on each were as follows:

(1) The election of five directors of Onsale, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal. Our board of directors intends to present the following nominees for election as directors:


                                            For       Authority Withheld
Alan S. Fisher                          17,481,980          117,083
Peter L. Harris                         17,481,050          118,013
Peter H. Jackson                        17,481,365          117,698
S. Jerrold Kaplan                       17,480,835          118,228
Kenneth J. Orton                        17,482,020          117,043

(2) A proposal to approve an amendment of our 1995 Equity Incentive Plan to increase the number of shares of common stock reserved under the plan on May 17, 1999 by 2% of the total outstanding shares as of that date, and to provide for an automatic increase in the shares reserved under the plan, on January 1, 2000 and each anniversary thereafter, of 4% of the total shares outstanding as of the immediately preceding December 31.

   For              Against               Abstain                    Non-Vote

 11,651,467        640,988                42,705                    5,263,903


(3) A proposal to ratify the selection of PriceWaterhouseCoopers LLP as our independent accountants for 1999.

   For              Against               Abstain                    Non-Vote

  17,563,172        17,790               18,101                        0

Item 5.  Other Information.

   On July 13, 1999, the Company executed a definitive merger agreement with Egghead.com, Inc, an online retailer of personal computer hardware, software, peripherals and accessories. The merger, which is expected to be accounted for as a pooling of interests, will be effected by exchanging 0.565 shares of Onsale common stock for each outstanding share of Egghead.com, Inc. common stock. The transaction is valued at approximately $268 million as of August 9, 1999. The transaction is expected to be a tax-free transaction resulting in current Egghead.com shareholders owning approximately 47% of the combined company. The Company will convert options to purchase approximately 3.5 million shares of Egghead.com, Inc. common stock into options to purchase approximately 2.0 million shares of Onsale common stock. The merger is subject to approval by shareholders of both companies and regulatory approval. If the merger is approved, Egghead.com, Inc. will become a wholly-owned subsidiary of Onsale. Onsale's name will be changed, so that the combined company will be known as "Egghead.com, Inc."
effective upon the closing of the merger.

   The board of directors of the combined company will consist of four directors from each company and one director selected mutually. George Orban, the Chief Executive Officer and Chairman of the board of directors of Egghead, will become the Chairman of the board of directors of the combined company after the merger. Jerry Kaplan, the Chief Executive Officer, President and Chairman of the board of directors of Onsale, will become the Chief Executive Officer of the combined company after the merger.
 .
Item 6.  Exhibits and Reports on Form 8-K.

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


Date:  August 16, 1999                By: /s/ John E. Labbett
                                       -------------------
                                       John E. Labbett
                                       Senior Vice President and
                                       Chief Financial Officer