Form 10-Q
period 1999-09-30
ONSALE INC
filed 1999-11-15
CIK 1026506

===============================================================================

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q



  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934. For the quarterly period ended September 30, 1999

        Transition report pursuant to Section 13 or 15(d) of the Securities
---- Exchange Act of 1934. For the transition period from July 1, 1999 to September 30, 1999.

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

As of October 31, 1999, there were 19,694,621 shares of the Registrant's common stock outstanding.

 ===============================================================================

                                TABLE OF CONTENTS


                                                                        Page
                                                                      Number

PART I  -       FINANCIAL INFORMATION

Item 1: Financial Statements

                Balance Sheets as of September 30, 1999 (Unaudited)
                 and December 31, 1998                                     3

                Statements of Operations for the three and nine months ended
                 September 30, 1999 and 1998 (Unaudited)                   4

                Statements of Cash Flows for the nine months ended
                 September 30, 1999 and 1998 (Unaudited)                   5

                Notes to Financial Statements (Unaudited)                  6

Item 2:        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7

Item 3:        Quantitative and Qualitative Disclosures About Market Risk 19


PART II  -      OTHER INFORMATION

Item 1:         Legal Proceedings                                         20

Item 2:         Changes in Securities and Use of Proceeds                 20

Item 3:         Defaults Upon Senior Securities                           20

Item 4:         Submission of Matters to a Vote of Security Holders       20

Item 5:         Other Information                                         20

Item 6:         Exhibits and Reports on Form 8-K                          20

PART I
Item 1.  Financial Statements.

                                  ONSALE, INC.
                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                   September 30, December 31,
                                                      1999         1998
                                                   ------------ ------------
                                                   (unaudited)
                               ASSETS
Current assets:
 Cash and cash equivalents.......................       $6,078      $26,008
 Short-term investments..........................       20,309       20,696
 Accounts receivable, net of allowances of
   $236 and $487...................                      8,764        5,219
 Merchandise inventory...........................       11,326       10,809
 Prepaid expenses and other current assets.......        1,090          484
                                                   ------------ ------------
   Total current assets..........................       47,567       63,216
Property and equipment, net......................        4,974        4,024
Investment in joint venture......................        1,160        1,800
Other assets.....................................          403          386
                                                   ------------ ------------
   Total assets..................................      $54,104      $69,426
                                                   ============ ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................      $20,436      $11,064
 Accrued expenses................................        8,033        3,996
 Deferred revenue................................        4,076        1,836
                                                   ------------ ------------
   Total current liabilities.....................       32,545       16,896

Long-term liabilities............................        2,039        2,016

Stockholders' equity:
 Preferred stock, $0.001 par value;
  2,000,000 shares authorized: no shares
   issued and outstanding.............                   --           --
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 19,694,411 and
   19,314,844 shares issued and outstanding,
   respectively..................................           20           19
 Additional paid-in capital......................       70,273       67,712
 Accumulated deficit.............................      (50,773)     (17,217)
                                                   ------------ ------------
   Total stockholders' equity....................       19,520       50,514
                                                   ------------ ------------
   Total liabilities and stockholders' equity....      $54,104      $69,426
                                                   ============ ============

  The accompanying notes are an integral part of these financial statements.

                                  ONSALE, INC.
                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                        Three Months Ended            Nine Months Ended
                                            September 30,               September 30,
                                       -------------------           ----------------------
                                         1999      1998                1999      1998
                                       --------- ---------           --------- ------------
Revenue:
   Merchandise.......................   $90,995   $57,196            $235,091     $146,646
   Commission and other revenue......     2,262       629               7,344        2,144
                                       --------- ---------           --------- ------------
       Total revenue.................    93,257    57,825             242,435      148,790
                                       --------- ---------           --------- ------------

Cost of revenue                          89,743    51,654             230,410      132,121
                                       --------- ---------           --------- ------------
Gross profit.........................     3,514     6,171              12,025       16,669
                                       --------- ---------           --------- ------------

Operating expenses:
   Sales and marketing...............    15,013     6,493              33,026       18,069
   General and administrative........     3,124     2,127               8,893        8,337
   Engineering.......................     1,724     1,318               4,532        3,701
                                       --------- ---------           --------- ------------
       Total operating expenses......    19,861     9,938              46,451       30,107
                                       --------- ---------           --------- ------------
Loss from operations.................   (16,347)   (3,767)            (34,426)     (13,438)

Equity in net loss of joint venture..      (290)     (200)               (640)        (200)
Interest and other income, net.......       444       676               1,510        2,119
                                       --------- ---------           --------- ------------
Loss before income taxes.............   (16,193)   (3,291)            (33,556)     (11,519)
Income tax...........................        --        --                   0            0
                                       --------- ---------           --------- ------------
Net loss.............................  ($16,193)  ($3,291)           ($33,556)    ($11,519)
                                       ========= =========           ========= ============

Net loss per share:
   Basic and diluted.................    ($0.82)   ($0.17)             ($1.72)      ($0.61)
                                       ========= =========           ========= ============


Weighted average common shares:
   Basic and diluted.................    19,649    19,065              19,562       18,858
                                       ========= =========           ========= ============

  The accompanying notes are an integral part of these financial statements.

                                 ONSALE, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
Cash flows from operating activities:
 Net loss............................................   ($33,556)   ($11,519)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
     Equity in net loss of joint venture.............        640         200
     Interest on long-term liabilities...............         23           0
     Depreciation and amortization...................      1,507       1,149
     Changes in assets and liabilities:
       Accounts receivable, net......................     (3,545)     (1,785)
       Merchandise inventory.........................       (517)     (7,577)
       Prepaid expenses and other assets.............       (623)        334
       Accounts payable..............................      9,372       6,729
       Accrued expenses..............................      4,037       3,266
       Deferred revenue..............................      2,240         927
                                                       ----------  ----------
         Net cash used in operating activities.......    (20,422)     (8,276)
                                                       ----------  ----------
Cash flows from investing activities:
 Purchases of short-term available-for-sale
   investments.......................................    (19,033)    (21,871)
 Proceeds from sales of short-term
   available-for-sale investments....................     19,420       5,021
 Purchase of property and equipment..................     (2,457)     (2,997)
                                                       ----------  ----------
    Net cash used in investing activities.......          (2,070)    (19,847)
                                                       ----------  ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock..............      2,562       1,692
                                                       ----------  ----------
         Net cash provided by financing activities...      2,562       1,692
                                                       ----------  ----------
Net decrease in cash and cash equivalents............    (19,930)    (26,431)
Cash and cash equivalents at beginning of period.....     26,008      56,566
                                                       ----------  ----------
Cash and cash equivalents at end of period...........     $6,078     $30,135
                                                       ==========  ==========

Supplemental disclosure of non-cash investing activities:
   Investment in joint venture.......................          0      (2,000)
Supplemental disclosure of non-cash financing activities:
   Borrowing associated with investment in joint ventur        0       2,000

  The accompanying notes are an integral part of these financial statements.

                                   Onsale, Inc.
                         Notes to financial statements
                                September 30, 1999
                                   (unaudited)
1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present Onsale, Inc.'s ("Onsale" or the "Company") financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1999.
Based on Onsale's current level of operations, the Company's current business plan and associated needs for working capital and capital expenditures over the next 12 months, including its intent to offer credit to certain customers, the Company will need to seek additional financing. Under the current business plan, the Company expects its operating expenses to increase as it continues to expand marketing efforts, increase staffing, increase software development efforts, and grow its infrastructure. As a result, the Company expects to experience quarterly net losses for the foreseeable future, which will be funded from its current cash and cash equivalents balance and additional funding as required. On July 13, 1999, Onsale executed a definitive merger agreement with Egghead.com, which is subject to completion. If this merger is completed, additional cash reserves will be available to fund the operations of the combined company. Whether or not the merger is completed, Onsale will likely need to raise additional funds within the next 12 months. Additional financing may not be available on terms favorable to the Company, or may not be available at all. The sale of additional equity could result in dilution to existing stockholders.

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

During the quarters ended September 30, 1999 and 1998, options to purchase approximately 2.9 million and 2.4 million shares of common stock, respectively, were outstanding. These options were not included in the per share computation because they are antidilutive.

3. -PROPOSED MERGER WITH EGGHEAD.COM

On July 13, 1999, the Company executed a definitive merger agreement with Egghead.com, an online retailer of personal computer hardware, software, peripherals and accessories. The merger, which is expected to be accounted for as a pooling of interests, will be effected by exchanging 0.565 shares of Onsale common stock for each outstanding share of Egghead.com common stock. The transaction is valued at approximately $300 million as of November 5, 1999. The transaction is expected to be a tax-free transaction resulting in current Egghead.com shareholders owning approximately 47% of the combined company. The Company will also convert options to purchase approximately 2.7 million shares of Egghead.com common stock into options to purchase approximately 1.5 million shares of Onsale common stock. The merger is subject to approval by shareholders of both companies. On November 4, 1999 the Onsale stockholders voted to approve the proposals related to the merger with Egghead.com and Egghead.com adjourned its shareholder meeting until November 19, 1999 in order to allow Egghead.com shareholders additional time to return their proxies. If the merger is approved, Egghead.com will become a wholly owned subsidiary of Onsale

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  This discussion contains forward-looking statements relating to future events or financial results, such as, statements in the future tense and statements indicating that "we believe," "we expect," "we anticipate" or "we intend" events may occur or trends may continue. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors discussed under "Risk Factors" in the prospectus related to the proposed merger with Egghead.com, which is part of our registration statement on Form S-4 (Reg. No. 333-87377), in "Risk Factors" and elsewhere in this Form 10-Q, and others described in our 1998 Annual Report on Form 10-K under "Risk Factors."

General

We are an Internet retailer selling retail and wholesale goods to businesses, resellers and consumers. We sell merchandise under two formats:
Onsale atAuction and Onsale atCost.

       Onsale atAuction. Onsale atAuction is an interactive online auction designed to serve as an efficient and entertaining marketing channel for products that typically are unavailable through conventional distribution channels. Through atAuction, we sell excess merchandise and services, including refurbished and close-out products, to businesses, resellers and consumers. Merchandise and services sold on the atAuction site include personal computers, consumer electronics, sports and fitness equipment, and vacation packages.

       Onsale atCost. We introduced Onsale atCost in January 1999. Through atCost, we offer businesses, resellers and consumers a broad selection of new computers and computer-related products for sale at prices generally equal to the amount invoiced by our vendors, plus payment processing, shipping and handling fees.

    For the three and nine months ended September 30, 1999, our revenue consisted of merchandise revenue and commission and other revenue. "Merchandise revenue," which includes both atAuction and atCost sales, represents sales of merchandise acquired by us on a purchase or consignment basis where we charge the customer's credit card and either we or the vendor ships the merchandise to the customer. "Commission and other revenue" is comprised of the following: commissions on sales where we sell as an agent for the supplier and the supplier charges and ships the product to the customer
and advertising revenue.   For a more detailed description of each model, the
risks that we bear under each revenue model and the recognition of revenue for each see Note 1 of Notes to Financial Statements in our 1998 Annual Report on Form 10-K.

    Gross merchandise sales ("GMS") represent what our total revenue would have been if all agent sales and person-to-person auction sales, which ceased on September 30, 1998, had instead been merchandise revenue transactions. We believe that providing information on gross merchandise sales enables readers of our financial statements to compare current periods with historical periods more accurately than they could based only on total revenue information. Gross merchandise sales should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounting principles.

Results of operations

Revenue

    For the three months ended September 30, 1999, we generated 65% of our total revenue through atAuction and advertising, and 35% through atCost. For the nine months ended September 30, 1999, we generated 73% of total revenue through atAuction and advertising, and 27% through atCost (which we introduced on January 19, 1999).

    The following tables reconcile total revenue to gross merchandise sales and set forth the composition of gross merchandise sales for the three and nine months ended September 30, 1999 and 1998:

                                              Three Months Ended September 30,      Nine Months Ended September 30,

                                            ----------   ----------   ---------   ----------   ----------   ---------
                                                                          %                                     %
(in thousands)                                 1999         1998       Change        1999         1998       Change
                                            ----------   ----------   ---------   ----------   ----------   ---------
Total revenue...........                      $93,257      $57,825          61%    $242,435     $148,790          63%
Plus: gross commission and other revenue...     6,144        6,088           1%      22,173       25,477        (13%)
Less: net commission and other revenue.....    (2,262)        (629)        260%      (7,344)      (2,144)        243%
                                            ----------   ----------               ----------   ----------
Gross merchandise sales.                      $97,139      $63,284          53%    $257,264     $172,123          49%
                                            ==========   ==========               ==========   ==========

                                  Three Months Ended September 30,          Nine Months Ended September 30,

(IN THOUSANDS)                                            % GMS                                     % GMS
                                   1999      1998      1999     1998         1999      1998     1999   1998
                                 --------- --------- -------- ---------    --------- --------- ------ -------
Merchandise revenue:
   purchased inventory            $38,577   $32,186       40%       51%    $111,809   $77,144     43%     45%
   consigned inventory             52,418    25,010       54%       40%     123,282    69,502     48%     40%
                                 --------  --------  ---      ---          --------  --------  ---    ---
Total merchandise revenue          90,995    57,196       94%       91%     235,091   146,646     91%     85%
Gross commission and other revenu   6,144     6,088        6%        9%      22,173    25,477      9%     15%
                                 --------  --------  ---      ---          --------  --------  ---    ---
Gross merchandise sales           $97,139   $63,284      100%      100%    $257,264  $172,123    100%    100%
                                 =======   =======   ====     ====         =======   =======   ====   ====



    Sources of revenue growth. The increases in total revenue and gross merchandise sales were mainly due to the introduction of Onsale atCost in January 1999, which increased the amount and types of products offered, growth in our customer base and increased average order values. The decrease in gross commission and other revenue for the nine months ended September 30, 1999 as compared to 1998 was due primarily to the transfer of our person-to-person auction service to Yahoo! in September 1998, partially offset by increased agent and advertising sales.

    Merchandise revenue vs. commission and other revenue. The portion of our gross merchandise sales represented by merchandise revenue increased from 91% for the three months ended September 30, 1998, to 94% for the three months ended September 30, 1999, and from 85% for the nine months ended September 30, 1998, to 91% for the nine months ended September 30, 1999. These increases were primarily due to the addition of atCost sales revenue commencing in January 1999 and, to a lesser extent, increased atAuction sales of purchased inventory.

Gross profit

    Gross profit is total revenue less cost of revenue. Cost of revenue consists primarily of the cost of the merchandise sold to customers and shipping cost net of shipping and handling revenue; commission and other revenue has minimal related costs. Gross profit (gross margin) was $3.5 million (3.8%) for the three months ended September 30, 1999, compared with $6.2 million (10.7%) for the three months ended September 30, 1998. Gross profit (gross margin) was $12.0 million (5.0%) for the nine months ended September 30, 1999, compared with $16.7 million (11.2%) for the nine months ended September 30, 1998.

    Gross profit from total merchandise revenue and from gross commission and other revenue, and the corresponding gross margins on a gross merchandise sales basis for the three and nine months ended September 30, 1999 and 1998 were (in millions of dollars):




                             Three Months Ended September 30,    Nine Months Ended September 30,
                                  1999              1998              1999              1998
                                  ----              ----              ----              ----
Gross Profit                Amount    Margin  Amount    Margin  Amount    Margin  Amount    Margin
                            ------    ------  ------    ------  ------    ------  ------    ------
Total merchandise revenue    $1.3      1.4%    $5.6      9.7%    $4.7      2.0%   $14.6      9.9%
Gross commission
 and other revenue           $2.2     36.8%    $0.6     10.3%    $7.3     33.1%    $2.1      8.4%



    Gross margin on merchandise revenue decreased for the three months ended September 30, 1999 compared with the same period in 1998 primarily due to lower margins associated with atAuction sales, and the January 1999 commencement of atCost sales, which generally produce lower margins than atAuction sales. During the third quarter of 1999, shipping and handling charges on atAuction sales were also impacted by temporary programming changes, thereby significantly reducing margin. The decrease in margins associated with atAuction sales resulted from our continued efforts to increase atAuction sales and market share by increasing the quantities of products available for bid at any one time, which tends to lower final sales prices.

    Gross margin on merchandise revenue decreased for the nine months ended September 30, 1999 compared with the same period in 1998, primarily due to the January 1999 commencement of atCost sales, which generally produce lower margins than atAuction sales, and lower margins associated with atAuction sales. Additionally, we conducted an aggressive marketing campaign associated with atCost sales in which, for primarily the entire second quarter, we waived fees charged for transaction processing and shipping and offered promotional pricing on specific products to compete with prices of our competitors. In August 1999 we re-introduced the at Cost shipping and transaction processing fees as a single shipping and handling fee.

    Gross margin on commission and other revenue increased for the three and nine month periods ended September 30, 1999 compared with the same periods in 1998, primarily due to increased advertising revenue, which has a very low cost. We anticipate advertising revenue to increase through 2000. Additionally, as noted above, we had no transactions from the person-to-person auction service in 1999. Transactions from person-to-person auction service during 1998 generated significantly lower margins for us compared to other transactions.

    We expect gross margins to continue to be low due to our aggressive efforts to gain market share and respond to our competition. Generally, we plan to continue to increase market share by expanding and enhancing our customer service operations, our promotional offerings, and extending credit to certain business customers. Our atCost marketing strategies also include waiving all or part of the shipping and handling fee for limited periods of time and offering promotional pricing on specific products to meet competition. We expect these promotional efforts to increase market share will result in low gross margins for the immediate future but effects beyond that are not estimable.

Operating expenses

    Our operating expenses have increased significantly as a result of our expansion. We believe that our operating expenses will continue to increase as we expand our operations and promote our brand name.

    Sales and marketing. Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, customer service, marketing and merchandise acquisition personnel, credit card fees and promotional material. Sales and marketing expenses represented 16.1% and 11.2% of total revenue for the three months ended September 30, 1999 and 1998, respectively, and 13.6% and 12.1% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. The dollar increases in sales and marketing expenses were primarily attributable to increased spending on radio, print and online marketing and advertising programs designed to create brand awareness and expansion of our customer service department and offerings. In February 1999, we launched an aggressive marketing campaign in an effort to enhance our brand recognition and promote our new atCost site. We spent approximately $15.0 million related to this marketing campaign through the third quarter of 1999.

    General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and logistical personnel, bad debt expense, facilities expenses, recruiting and other general corporate expenses. General and administrative expenses represented 3.3% and 3.7% of total revenue for the three months ended September 30, 1999 and 1998, respectively, and 3.7% and 5.6% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. The decrease in general and administrative expense as a percentage of total revenue was due to leveraging relatively fixed expenses with a higher volume of sales. We expect the dollar amount of general and administrative expenses to increase throughout 2000, as we expand staff and facilities and reflect expenses for additional personnel added.

    Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, enhance, manage, operate and monitor our web site and related systems, as well as related equipment costs. Engineering expenses represented 1.8% and 2.3% of total revenue for the three months ended September 30, 1999 and 1998, respectively, and 1.9% and 2.5% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. The dollar increases in engineering expenses were primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of our web site and related systems. In December 1998, we adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and, accordingly, capitalized certain engineering costs related to internally developed software. In the three months ended September 30, 1999, we capitalized approximately $364,000 of software, of which approximately $312,000 was related to engineering costs for internally developed software. In the nine months ended September 30, 1999, we capitalized approximately $1,289,000 of software, of which approximately $917,000 was related to engineering costs for internally developed software. We expect the dollar amount of engineering expenses to increase in the future as we continue to add staff to maintain, enhance and modify our web site and other systems.

Equity in net loss of joint venture

    On May 15, 1998, we entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K.K., which commenced operations in the third quarter of 1998. We own a 40% interest in the joint venture and account for our interest using the equity method of accounting. Accordingly, we recognize our share of net profits or losses of the joint venture as an adjustment to our initial investment amount. Our share of the net loss of the joint venture was $290,000 for the three months ended September 30, 1999 and $640,000 for the nine months ended September 30, 1999.

Interest and other income, net

    Our interest and other income, net, was $444,000 and $676,000 for the three months ended September 30, 1999 and 1998, respectively, and $1.5 million and $2.1 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in interest and other income, net, was due to decreased cash balances resulting from increased purchases of merchandise inventory and net losses.

Income taxes

    We had net losses of $16.2 and $3.3 million for the three months ended September 30, 1999 and 1998, respectively, and $33.6 and $11.5 million for the nine months ended September 30, 1999 and 1998, respectively, therefore no provision for income taxes was recorded for these periods.

Liquidity and capital resources

Cash inflows and outflows

    Operating activities. Net cash used in operating activities for the nine months ended September 30, 1999 was approximately $20.4 million, primarily attributable to our net loss of $33.6 million, and an increase in accounts receivable of $3.5 million. These uses of cash were partially offset by an increase in accounts payable of $9.4 million as we improved our payment terms with vendors, increases in accrued expenses of $4.0 million, deferred revenue of $2.2 million, and depreciation and amortization of $1.5 million. Net cash used in operating activities for the nine months ended September 30, 1998 was approximately $8.3 million, primarily attributable to our net loss of $11.5 million, increases in accounts receivable and merchandise inventory of $1.8 million and $7.6 million, respectively. These uses of cash were partially offset by an increase in accounts payable of $6.7 million, increases in accrued expenses of $3.3 million, deferred revenue of $927,000, and depreciation and amortization of $1.1 million.


    Investing activities. Net cash used by investing activities of $2.1 million for the nine months ended September 30, 1999 reflects the net sales in short term marketable securities of $387,000 offset by the purchase of $2.5
million in property and equipment.   Net cash used in investing activities of
$19.8 million for the nine months ended September 30, 1998 was attributable to net purchases of short term investments of $16.8 million and the purchase of property and equipment of $3.0 million.

    Financing activities. Net cash provided by financing activities of approximately $2.6 million and $1.7 million for the nine months ended September 30, 1999 and 1998, respectively, reflects the issuance of common stock under our stock option and employee stock purchase plans.

Cash, cash equivalents and commitments

    Cash and cash equivalents. As of September 30, 1999, we had $6.1 million of cash and cash equivalents and $20.3 million of short-term available-for-sale investments.

    Commitments.  As of September 30, 1999:

    o Our principal commitment was an obligation of approximately $5.0 million under operating leases for our corporate headquarters.

    o We have no material commitments for capital expenditures, but we anticipate purchasing approximately $1.1 million of property and equipment during the remainder of 1999, primarily for computer and office equipment.

    o We have certain sponsorship agreements which allow us to appear as the auction sponsor on specific web sites. These agreements require future payments of up to approximately $2.9 million and incremental fees under certain circumstances based on the volume of traffic to our web site. These agreements expire at various times through June 2000.

    o During 1998, we funded our initial investment of $2.0 million in our joint venture with Softbank Corporation through an unsecured note payable to Softbank Corporation. The principal and accrued interest thereon is due upon the earlier of the closing date on an initial public offering of the joint venture or December 2002, with interest accruing at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan (1.4% as of September 30,
         1999). This note has no right of offset against our investment in the joint venture.

    Based on our current level of operations, our current business plan and associated needs for working capital and capital expenditures, including our intent to offer credit to certain customers, we will need to seek additional financing within the next 12 months. Under our current business plan, we expect our operating expenses to increase as we continue to expand our marketing efforts, increase our staffing, increase our software development efforts, and grow our infrastructure. As a result, we expect to experience quarterly net losses for the foreseeable future, which will be funded from our current cash and cash equivalents balance and additional financing as required. On July 13, 1999 we executed a definitive merger agreement with Egghead.com, which is subject to completion. On November 4, 1999 the Onsale stockholders voted to approve the proposals related to the merger with Egghead.com. On the same date, Egghead.com adjourned its shareholder meeting until November 19, 1999 in order to allow Egghead.com shareholders additional time to return their proxies. If this merger is completed, we will have additional cash reserves to fund the operations of the combined company. Whether or not the merger is completed, we will likely need to raise additional funds within the next 12 months. There is no assurance that any additional financing will be available on terms favorable to us. A sale of additional equity could result in dilution in our stockholders' ownership interest.

Impact of the Year 2000 issue

    Background. The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

    Readiness. We have completed assessment of all internal systems. Our assessment included information technology systems such as business systems, web site operations systems, infrastructure and support systems as well as non-information technology systems such as our security system, building and telephone equipment, and embedded microcontrollers. Our accounting system and internally developed systems are Year 2000 compliant. We have tested all systems to ensure that they will be available and operational. All testing and remediation efforts have been completed. In addition, we have received assurances from our top 5 vendors and 60% of the remaining active vendors and other third parties with whom we do business, that they are on target for completing their own Year 2000 remediation. We continue to pursue assurance from the remaining vendors.

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

    Contingency planning. We have developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions and we make no guarantees with regards to these external forces and their impact on our operations.

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

    We expect to need to raise additional funds within the next 12 months. Additional financing may not be available on terms favorable to us, or may not be available to us at all. If we raise additional funds by issuing equity securities, you may experience dilution of your ownership interest, and these securities may have rights senior to the rights of common stockholders.

Failure to complete the merger with Egghead.com

    If the merger with Egghead.com is not completed we may face certain risks, including:

    o under certain circumstances we may be required to pay Egghead.com a termination fee equal to four percent of our equity value, or we may have difficulty collecting a termination fee or termination loan from Egghead.com;
    o a number of our customer service associates have left the company in anticipation of the merger. If the merger is not completed it may be difficult to replace these associates;
    o the price of our common stock may decline to the extent that the current market price of our stock may reflect a market assumption that the merger will be completed;
    o we will be required to obtain additional funding sooner than anticipated;
    o    we may lose key personnel.

We expect to incur net losses for the foreseeable future.

    We have incurred net losses since 1997, and we expect to experience substantial net losses for the foreseeable future, due primarily to the following:

    o competitive pricing pressures, which we expect to continue to put pressure on gross margins;
    o significant spending on operating expenses, particularly marketing expenses; and
    o    substantial spending on our infrastructure.

Due to our efforts to expand and maintain market share, our profit margins may remain low for the foreseeable future.

    We plan to make aggressive efforts to expand and maintain our market share, and our profit margins may remain low as a result. We expect to continue to attempt to expand our market share for auctioned goods by increasing the quantity of products available for bid at any one time, which tends to decrease revenues per unit. We may also use promotional pricing and enhanced customer service to increase our market share for at Cost sales, which tends to reduce margins. One of the effects of these strategies may be continued low margins, and we may not be successful in increasing or maintaining our market share in either or both lines of business. Even if we are successful in increasing our market share, continued competition and customer expectations may make it difficult to improve profit margins in the future. Accordingly, our losses may increase and our stock price may be harmed.

Our operating results fluctuate significantly and are difficult to predict.

    Our operating results have fluctuated in the past, and we expect them to continue to fluctuate in the future, due to many factors which are outside our control. These factors include:

    o    pricing competition;
    o    the availability and pricing of merchandise from vendors;
    o our ability to manage our inventory mix and the mix of products offered for auction;
    o    actions required to maintain customer satisfaction;
    o the degree to which our sales of at Cost merchandise reduces sales of similar products on our auction site;
    o seasonal fluctuations in buying patterns of new and reconditioned merchandise and in the availability of reconditioned merchandise;
    o the level of traffic at our web site, and our ability to attract new customers and to retain existing customers;
    o the announcement or introduction of new types of merchandise, service offerings or customer services by us or our competitors;
    o    the timing, cost and availability of web advertising;
    o    the amount and timing of costs relating to expansion of our operations;
    o interruptions to or increases in the costs associated with the normal flow of our business operations, including the occurrence of technical or communications failures or stoppages by common carriers such as United Parcel Service; and
    o    governmental regulation and taxation policies.

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

    Existing competitors. The electronic commerce market, particularly over the Internet, is new, rapidly evolving and competitive, and we expect competition to intensify in the future. We compete with many other companies which either offer the same types of merchandise or provide the same or a similar type of sales format to customers. Some of our current competitors include:

    o Companies with online commerce sites, such as Beyond.com, Buy.com., Cyberian Outpost, and Dell Computer; and

    o Companies offering certain types of Internet auctions, such as uBid, Internet Shopping Network (the FirstAuction site), and Micro Warehouse.

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

    We may not be successful in competing against competitors. Many of these competitors have greater financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sale of their merchandise than we can. If competition increases and our branding efforts are not successful, we may not be able to command higher margins on the products we sell, or we may lose revenue and customers to our competitors.

If we cannot continue to build strong brand loyalty, our business will be harmed.

    We believe that development and awareness of the Onsale brand is critical to our success in attracting customers and advertisers if we do not complete the merger with Egghead.com. Furthermore, we believe that brand loyalty will become increasingly important as low barriers to entry encourage the proliferation of web sites. If we are unsuccessful in continuing to build strong brand loyalty, our business will be harmed.

    In order to attract and retain consumers and advertisers, and to promote and maintain the Onsale brand in response to competitive pressures, we intend to increase our online and offline marketing and advertising. We believe that advertising rates generally, and the cost of online advertising campaigns in particular, could increase substantially in the future. Despite our efforts, consumers or advertisers may not perceive our web site or the Onsale brand as superior to the web sites or brands of our competitors.


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

   We depend on third parties for fulfillment of our purchased inventory. We use Gage Marketing Group, our contract warehouse, to fulfill approximately 61% of purchased inventory sales. We also use United Parcel Service as our delivery service for substantially all of our products. We have limited control over these third parties and we have no long-term relationships with any of them. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the quality of products and services by such third parties falls below a satisfactory standard, our business could be harmed.

We rely on merchandise vendors for supply, shipping and quality of products.

    Supply. We are entirely dependent upon vendors to supply us with merchandise for sale through Onsale atAuction and Onsale atCost. In the quarter ended September 30, 1999, approximately 52% of our total sales were derived from merchandise acquired from the five most significant vendors. Purchases from TechData, our distributor for the atCost business accounted for approximately 35% of Onsale's aggregate merchandise purchases. We have no long-term contracts or arrangements with our vendors that guarantee the availability of merchandise. Moreover, we must develop distributor relationships to supply the necessary volume of products for our atCost business. We cannot assure you that our current vendors will continue to supply merchandise for sale through atAuction or that we will be able to establish new vendor relationships that will ensure that merchandise will be available for atAuction or atCost.

    Customer service - shipping and quality of products (returns). Although we purchase a large majority of our inventory, we also rely on some of our vendors to ship merchandise directly to customers. Consequently, we have limited control over the goods shipped by these vendors, and at times these shipments have been subject to delays and shipment errors. Also, despite the fact that most merchandise that we have sold carries either a manufacturer's or vendor's warranty, and we are not obligated to accept merchandise returns, in fact we have accepted returns from customers for which we did not receive reimbursements from the manufacturer or vendor. If the quality of service provided by such vendors falls, or if our level of returns exceeds our expectations, our business could be harmed.

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

    Consumer protection laws. We could be subject to regulation under consumer protection laws in various states. Several states, including California, have laws regulating the disclosure of pricing information by wholesalers and comparable businesses. Our web site includes disclosures aimed at addressing these regulations. In the future, California or other states could require additional disclosure or other regulatory compliance.

    Tax laws. The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Our business may be harmed by future laws imposing taxes or other burdensome regulations on Internet commerce.

    New Internet laws. Due to the increasing popularity and use of the Internet, it is possible that new laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise harm our business.

    We may have to qualify to do business in other jurisdictions. As our service is available over the Internet in many states and foreign countries, and as we sell to consumers resident in such states and foreign countries, those jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We are qualified to do business in only three states, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties.

If we are unable to manage our growth, our business could be harmed.

    We expect to continue to expand our operations, and in order to manage this growth we face the following challenges:

  o improving existing and implementing new operational, financial and inventory systems, procedures and controls;
  o integrating new managerial and technical employees into our existing management team;
  o training, motivating and managing our growing employee base, including managing their ability to implement new projects quickly and accurately;
  o  managing relationships with third parties;
  o managing risks associated with accounts receivable expansion and collection; and
  o  meeting our growing needs for working capital.

We depend on our key employees.

    Our future performance depends upon the continued contributions of members of our senior management and other key personnel. We do not have long-term employment agreements with any of our key personnel and we maintain no key person life insurance. Competition for attracting and retaining personnel in our industry is intense, especially in the San Francisco Bay area where we are located, and we may fail to attract and retain the personnel we will need to succeed in the future. If one or more of our key personnel leaves us or joins a competitor, our business could be harmed.

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

    Substantially all of our communications and computer hardware is located at a leased facility in Menlo Park, California. Our systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. We do not presently have fully redundant systems and have not yet completed implementing a formal disaster recovery plan. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptive problems. Our coverage limits on our property and business interruption insurance may not be adequate to compensate us for all losses that may occur.

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

    Generally, our performance and ability to compete are dependent, to a significant degree, on our ability to protect and enforce our intellectual property rights, which include the following:

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


We face litigation risks.

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

    The market price of the shares of our common stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to several factors, such as:

    o    actual or anticipated variations in our results of operations;
    o    announcements of technological innovations;
    o new sales formats, services or product introductions by us or our competitors;
    o developments with respect to patents, copyrights or proprietary rights;
    o    changes in financial estimates by securities analysts; and
    o conditions and trends in the Internet and electronic commerce industries

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long term debt. We do not use derivative financial instruments in our investment portfolio. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of investment.
All of our cash equivalents and short-term investments, consisting principally of commercial paper, equity securities and governmental securities, are classified as available-for-sale as of September 30, 1999. We do not expect any material loss with respect to our investment portfolio.

  The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio.

(In thousands, except interest rates)
                                                                1999
Cash Equivalents                                              $6,078
        Fixed Interest Rate                                     5.2%
Investments                                                  $20,309
        Fixed Interest Rate                                     6.1%

    We also have market risk related to our long-term debt obligation, which matures in 2002. The principal amount of this obligation is $2.0 million and has a variable rate of interest which is equal to the prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan. At September 30, 1999, this prime rate was 1.4%.

                                 Part II
Item 1.  Legal Proceedings.

    From time to time, we are subject to litigation in the ordinary course of our business. We believe that none of the currently pending litigation is material.

Item 2.  Changes in Securities and Use of Proceeds.
        Not applicable.

Item 3.  Defaults upon Senior Securities.
        Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
        Not applicable.

Item 5.  Other Information.

    On November 4, 1999, the Onsale stockholders voted to approve the proposals related to the merger with Egghead.com and Egghead.com adjourned its shareholder meeting until November 19, 1999, in order to allow Egghead.com shareholders additional time to return their proxies.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are being filed as part of this report:

Exhibit 27.01   Financial data schedule

(b) On July 13, 1999 Onsale filed a report on Form 8-K, reporting information under Item 5 related to its proposed merger with Egghead.com.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 15, 1999                         By:  /s/ John E. Labbett
                                                      John E. Labbett
                                                      Senior Vice President and
                                                      Chief Financial Officer