Form 10-K
period 1999-12-31
EGGHEAD COM INC/DE
filed 2000-03-30
CIK 1026506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Commission file number: 0-29184

EGGHEAD.COM, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0408319
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1350 Willow Road
Menlo Park, California    94025
(Address of Principal Executive Offices including Zip Code)

(650) 470-2400
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

As of March 15, 2000
Aggregate market value of the voting and nonvoting common equity held by held by non-affiliates of the Registrant, based on the closing bid price of such stock	$298,480,352
Number of shares of Common Stock outstanding	37,996,327

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 2000 annual meeting of stockholders are incorporated by reference in Part III of this report. With the exception of those portions that are specifically incorporated by reference in this report, such proxy statement shall not be deemed to be filed with this report or incorporated herein by reference.

EGGHEAD.COM, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

We make many statements in this annual report, such as statements regarding our plans, objectives, expectations and intentions, that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward- looking statements involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors, including those we discuss in "Risk Factors" and elsewhere in this annual report. These forward-looking statements speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this annual report.

PART I

Item 1. Business.

Overview

We are an Internet retailer selling retail and wholesale goods to businesses, resellers and consumers. We provide value-conscious customers with the opportunity to find great deals on a wide selection of merchandise through our "Superstore," "Auction" and "Smart Deals" web pages. Through our Superstore, we offer a broad selection of new, current-version technology products at competitive prices. Through Auctions and Smart Deals, we sell excess merchandise and services, including new, refurbished and closeout products. We give customers the opportunity and excitement of either competitively bidding, or making a straight purchase, on a range of excess and closeout technology products, consumer electronics, sporting goods and travel packages.

Our electronic retailing formats offer customers the following benefits:

Compelling Merchandise. Our rotating mix of Auction and Smart Deals merchandise and our large assortment of new, current-version merchandise provide customers with a large selection of desirable products, within several product categories, from which to bid and order. Most of these products are from name brand manufacturers. Every auction cycle includes new items, which keeps the auction web pages fresh and appealing. Our superstore pages feature a larger, more stable mix of merchandise.

Verifiably Fair Pricing. We believe that the Superstores, Auction and Smart Deals web pages provide customers with verifiably fair pricing. The auction allows customers to set the prices they are willing to pay, while the superstore prices can be compared with the same products sold by our competitors. The prices for products through auction are unique to each auction, while the prices of products in the superstores change frequently to reflect updates to our wholesale invoiced prices and competitive pricing.

We believe that this ever-changing product and price mix provides visitors with a broad inventory and the opportunity to obtain exceptional deals every time they visit our web site, and is a primary reason for our high incidence of repeat customers. During the quarter ended December 31, 1999, our customers made an average of 2.8 purchases, with an average order size of $169.

Convenience. We bring retail shopping directly into customers' homes and offices. Customers do not need to travel to fixed locations during limited hours to purchase items. Our web site enables customers to browse merchandise, place bids and order merchandise 24 hours a day, 7 days a week, in an unintimidating atmosphere and without the pressure of salespeople or auctioneers.

Sales and Customers to Date

Approximately $1.0 billion of merchandise has been sold on our web site through December 31, 1999. Each day, hundreds of thousands of visitors come to our web site, with approximately three million unique people visiting the site each month. By the end of 1999, we had almost three million people registered to bid or buy, including more than 325,000 new registrants and 321,000 unique buyers in the fourth quarter of 1999.

Merchandise

We are a premier online destination for Small Office and Home Office (SOHO), Small to Medium Businesses (SMEs) and consumers seeking to learn about and purchase technology-related products. While providing value- conscious customers with competitive pricing on a wide selection of technology products for the office and home, our goal moving forward is to be the leading business-to-business Internet destination for purchasing technology products and services. In order to achieve this goal, we have structured our sales channels into two models: Superstores and Auctions and Smart Deals.

In addition to our focus on technology products, we also offer a variety of general merchandise in the categories of sporting goods and travel packages.

Superstores

Egghead.com Superstores carry over 40,000 new, current-version technology and software products at competitive prices. New merchandise is added on a continual basis. As items become discontinued, they are removed from the superstores. We have divided the superstores into three areas for ease-of-use. The Computer Products Superstore offers leading- edge computers and peripherals ranging from notebooks to servers, memory and network routers to printers and scanners. The Computer Products Superstore offers an easy one-stop shopping experience for all customers, whether they are buying for business or personal use. The Software Superstore features leading titles from major software publishers. The Electronics Superstore carries the latest in consumer electronics including PDAs such as the Palm Pilot series, digital cameras, MP3 players, wireless products and Audio/Video (A/V) products and accessories. We believe that the superstore is well suited to the competitive markets for the technology and related merchandise that we offer.

Auctions and Smart Deals

Through our highly trafficked online auctions, we give customers the opportunity to bid competitively on a range of excess and closeout computer products, consumer electronics, sporting goods and vacation/travel packages. We offer a number of auctions designed to appeal to both consumer and business customers, with hourly Express Auctions, 24-Hour Auctions and Multiple Day Auctions. Product and service prices change as consumers compete against each other to "win" - not just buy - quality merchandise at discounted prices.

Our Smart Deals allow consumers to find popular new and refurbished products, including excess goods, at discounted rates. Through our Smart Deals, we offer products ranging from computer systems, peripherals and software to consumer electronics, sporting goods and travel packages

Egghead.com Processes

Our sales processes and auctions are fully automated:

  Presentations of goods - we post descriptions and images of the merchandise being offered through our sales channels.

  Transporting products - our automated processes transmit orders either to one of our warehouses for fulfillment, or directly to suppliers for shipment.

  Customer service - our online customer service center allows customers to visually check the status of their orders, 24-hours a day, seven days a week.

  Completion of the bid or order - customers receive email communications regarding any status change to their bids as well as order confirmation. Credit card authorizations are executed electronically once an order is finalized.

We believe that this automation results in a more efficient and highly scaleable business with low transaction costs relative to other forms of retailing.

Benefits to Customers

At our Superstores, we give customers a breakdown of their total purchase price, including shipping and tax, instilling confidence in them that they are buying at attractive prices. Because our interests (to provide competitively priced, quality products) are aligned with those of our customers, we negotiate with suppliers for preferential cost per unit pricing.

In addition to the benefits of compelling merchandise, verifiably fair pricing and convenience, our Auction channel offers customers the following benefits unique to Internet auctions:

Entertainment and Excitement. Our auctions are designed to give the customer a fun and exciting experience. Competition and gamesmanship are inherent in our auction format, which we believe enables us to attract and maintain a large, loyal customer base.

Community. Bidders may post brief comments with their bids that are displayed in the list of currently "winning" bids on each merchandise item page. These comments, which generally are humorous, good-natured and in the spirit of competition, build a sense of community among our bidders. The interactive auction-shopping medium in general creates a sense of being "where the action is."

Benefits to Vendors

The Superstore sales channel offers an efficient way to sell merchandise offered by distributors and manufacturers. We also believe that our auction format provides substantial benefits to vendors, including the following: '

Efficient Distribution. Our frequent auctions and smart deals pages provide vendors with a distribution channel designed to accommodate unpredictable, `odd lot' quantities of merchandise. We believe that this offers an efficient alternative to traditional distribution channels and provides a practical way to dispose of excess merchandise.

Resolution of Channel Conflict. Selling excess merchandise through auction can help avoid channel conflicts inherent in other traditional distribution channels, where similar or identical merchandise sells at different prices. Similarly, selling to a broad geographic base of customers reduces the cannibalizing effect that sales of excess merchandise can have on new product sales in a local area (for example, the effect of an outlet store on a nearby retailer of the same manufacturer's goods).

Superior Inventory Liquidation. Manufacturers and vendors seeking to liquidate excess merchandise want to get the best price possible for their merchandise, but as their merchandise becomes obsolete, the obtainable prices can decrease rapidly. The frequency of our auctions and our ability to add new items continuously allows us to post items for auction immediately upon receipt of the merchandise, increasing our vendors' ability to liquidate inventory quickly. This enables vendors to avoid some of the inventory price erosion and obsolescence that is typical in other channels and to obtain attractive prices for their products.

Superstores, Auction and Smart Deals Processes

To purchase Superstore and Smart Deals merchandise, customers complete a simple registration form on our web site. Once registered, customers can select an item for purchase and our system charges the customer's credit card and transmits the order to the vendor for shipment. We download current price and availability information for our superstore merchandise and update our web site daily.

Under the Auction, when an auction closes, the highest bidders win the available inventory at their actual bid prices. Thus, each winning bidder may pay a price that is different from the prices paid by other winning bidders. In the case that bids are equal, priority is given to bids for larger quantities and bids with earlier initial bid times.

To bid, a customer completes and submits a simple electronic registration form found on our web site. Once registered, the customer can bid and buy at will. As bids are received, our web pages are instantly updated to display the current high bidders' initials, city, state and an optional comment to personalize the bidding. Customers are notified by email when they are outbid and can then respond through our web site to increase the bid. In addition, customers can monitor their bid status on our web site or via "Bidwatch," a free downloadable software application that displays current auction status in real time. Once an auction closes, our integrated auction software automatically informs the winning bidders by email and creates an order.

We sell Auction and Smart Deals merchandise that is either owned by or on consignment with us, or through agency transactions. See "Vendor Relationships." For owned and consigned inventory transactions, we charge the customer's credit card, then either the vendor or we ship the merchandise to the buyer. For agency transactions, the third-party seller is responsible for collection of bid proceeds and shipment of merchandise.

Vendor Relationships

Supply

We obtain merchandise directly from computer, electronics and sporting goods manufacturers and indirectly through other vendors and distributors. Since merchandise availability is unpredictable, strong vendor relationships are critical to our success. As a result, our buying staff maintains ongoing contact, frequently on a daily basis, with our vendors to learn when new merchandise becomes available. We obtain merchandise for sell on our web site through purchase or consignment, or through agency transactions. See "Risk Factors - We face risks associated with purchasing and carrying our own inventory."

Purchased and Consignment Inventory Sales. We act either as a direct purchaser of merchandise or as a consignment seller for vendors. When we purchase merchandise, we assume the full inventory and price risk involved in selling such merchandise. Sales of purchased inventory accounted for approximately 50% of our total revenue in 1999.

For consignment sales, we take title to the merchandise upon completion of the sale, charge a customer's credit card and either Egghead or the vendor ships the merchandise to customers. Subsequently, we pay the vendor any amounts due for the purchase of the related inventory. When we sell merchandise on consignment, we avoid the risk that we will not be able to sell or liquidate our inventory in a timely manner. However, we are at risk for the collection of the entire sale proceeds, physical loss of inventory and delivery of inventory held in our warehouse, and returns from customers. Consignment sales represented approximately 48% of our total revenue in 1999.

Agency Sales Transactions. We also sell merchandise as a sales agent for vendors through our auction and smart deals web pages. Under this arrangement, at the conclusion of a sale we forward the order information to the vendor, who then charges the customer's credit card and ships the merchandise. We receive a commission based upon a percentage of the sales price. In an agency sales transactions, we do not take title to the merchandise, and the vendor bears the risk of credit card charge backs and customer returns. However, we must rely on the vendor to charge customers and ship merchandise on a timely basis. Commission and other revenue, which includes the commission on agency sales transactions and advertising sales accounted for approximately 2% of our total revenue in 1999. See "Risk Factors - We rely on merchandise vendors for supply, shipping and quality of products."

In 1999 and 1998, approximately 46% and 19%, respectively, or our total revenue was derived from 5 vendors, one of which accounted for 24% of our revenue in 1999.

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

Auction and Smart Deals

We depend upon a variety of vendors to supply us with merchandise for sale through our auction and smart deals web pages. Availability of this merchandise is unpredictable. We have no long-term contracts or arrangements with our vendors that guarantee the availability of merchandise for our auctions. We cannot assure you that our current vendors will continue to sell merchandise to us or that we will be able to establish new vendor relationships to ensure adequate supply of merchandise for our auctions.

Superstores

We have contracts with several distributors to supply product in our superstore. We have a one-year contract with our primary distributor, Tech Data Corporation, which was renewed for an additional year in January 2000. Prior to the merger, Ingram Micro was Old Egghead's primary distributor for their superstore product. We cannot assure you that Tech Data Corporation or our other vendors will continue to supply us goods at competitive prices to ensure adequate supply of merchandise in our superstore.

Customer Acquisition and Marketing

We sell to businesses, resellers and consumers. To achieve our objective of becoming one of the dominant retailers on the Internet, we have developed a marketing strategy based on strengthening our brand name and increasing customer traffic to our web site and we employ a mix of media and promotional activities to achieve these goals. See "Risk Factors - We operate in an extremely competitive market and we could lose revenue and customers to our competitors" and "Risk Factors - We depend on continued improvement in the internet infrastructure and in our systems."

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

Print, Radio and Television Advertising. We run advertisements in various business-oriented print publications and on various radio and television stations.

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

We also receive marketing support from some of our vendors and suppliers. Typically called cooperative advertising or market development funds, these programs support the advertising of the vendors product on our web site. This advertising may be in the form of a vendor store, preferred placement of product or other advertising as requested by the vendor.

Merchandise Distribution

We rent warehouse space in Vancouver, Washington to handle a portion of our inventory and distribution needs, and we rely on many of our vendors to process and ship merchandise to customers. We also have a relationship with Gage Marketing Group to provide a portion of our fulfillment and logistics requirements. In February 2000, we provided Gage Marketing Group with notice that we would discontinue use of their services in August 2000. We intend to rent and operate a second warehouse in the east coast during the summer of 2000. We have limited control over the shipping procedures of our vendors, and shipments by certain of these vendors have been subject to delays. See "Risk Factors - We rely on merchandise vendors for supply, shipping and quality of products", and "Risk Factors - We rely on other third parties in conducting our operations."

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

Proprietary Technology

Our success depends in part on our internally developed software, and we have devoted significant resources to developing this technology See "Risk Factors -We may be unable to protect our intellectual property." Our proprietary software includes the following components:

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

Engineering

We developed and we plan to continue to develop our proprietary sales management and marketing software. Our engineering strategy includes enhancing the features and functionality of our existing software components, developing new software components and integrating off-the- shelf components into this software. We currently are investing significant resources in software development and we expect to continue to do so in the future.

Operations

Our web site operations staff consists of systems administrators who manage, monitor and operate our web site. The continued uninterrupted operation of our web site is essential to our business, and it is the job of the site operations staff to ensure, to the greatest extent possible, the reliability of our web site. We use Internet service providers to provide connectivity to the Internet, Internet traffic and data routing services and email services. We believe that these telecommunication and Internet service facilities are essential to our operation and we anticipate upgrading these facilities to faster, though more costly, telecommunication services in the future. See "Risk Factors - If we are unable to manage our growth, our business could be harmed", and "Risk Factors - Our online commerce systems are vulnerable to interruption."

Competition

The electronic commerce market, particularly over the Internet, continues to evolve rapidly, and is extremely competitive, and we expect competition to intensify in the future. We currently or potentially compete with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include, but are not limited to:

  online computer retailers such as Buy.com, Cyberian Outpost, eCost, Onvia, Club Computer, CompUSA, and Value America;

  Internet auction houses such as uBid and First Auction;

  manufacturer direct sales such as Dell Computers and Gateway Computers;

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

  storefront technology retailers such as CompUSA, Best Buy, Circuit City, Radio Shack, The Good Guys, and Fry's Electronics;

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

Intellectual Property and Other Proprietary Rights

Patents. Our proprietary technology is a significant factor in our performance and ability to compete. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to establish and protect our proprietary rights. We have applied for six patents in the United States covering various aspects of electronically managed Internet auctions and various aspects of providing customer service via automated email. We have been issued one patent. However, we cannot assure you that the other patents will be granted, that any patents granted to us will not be challenged and invalidated, or that any claims allowed from such patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

Trademarks. We have registered many trademarks, including Egghead, Egghead.com, Onsale, Yankee Auction, BidWatch, and Steals and Deals" as trademarks in the United States and we claim trademark rights in, and have applied for trademark registrations in the United States for, a number of other marks. Our competitors or others could adopt product or service names similar to our trademarks, which may impede our ability to build brand identity and possibly lead to customer confusion.

Domain Names. We currently hold various web domain names relating to our brand, including the "Egghead.com" domain name. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system of governmental regulation to a system, which is controlled by a non- profit corporation and the creation of additional top-level domains. We may not be able to acquire or maintain relevant domain names in all countries in which we conduct or intend to conduct business. Furthermore, the relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, or otherwise dilute the Onsale brand.

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

Employees

As of December 31, 1999, we had 560 employees. We also employ independent contractors for software development, accounting services, technical documentation, artistic design and product fulfillment. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our ability to attract, hire and retain qualified personnel. Competition for qualified personnel in our industry and corporate geographical location in the San Francisco Bay area is intense, particularly for software development and other technical staff. See "Risk Factors - We depend on our key employees."

Item 2. Properties.

We are currently located in an office building in Menlo Park, California, consisting of approximately 38,000 square feet; an office building in Vancouver, Washington, consisting of approximately 45,000 square feet; and a warehouse located in Vancouver, Washington, consisting of approximately 171,000 square feet, under leases that expire at various times from November 2002 to June 2004. We believe that we have adequate space for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although we cannot guarantee this. We do not own any real estate. We continue to use a contract warehouse for a portion of our fulfillment and logistics requirements.

Item 3. Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of our business. We believe that none of the currently pending litigation will have a material adverse effect on our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of the stockholders of Onsale, Inc. was held on November 4, 1999. Matters voted on at the meeting and votes cast on each were as follows:

(1) A proposal to approve the issuance of shares of Onsale common stock in connection with Onsale's proposed merger with Egghead.com, Inc. and to adopt Onsale's amended and restated certificate of incorporation.

For                    Against                 Abstain                 Non-Vote

12,133,916              176,589                 22,991                  5,333,397

(2) A proposal to approve an amendment to Onsale's 1995 Equity Incentive Plan to increase by 950,000 the number of shares authorized and reserved for issuance under the plan and to provide for automatic grants of stock options to Onsale directors.

For                   Against                 Abstain                 Non-Vote

17,132,674              445,147                 57,282                  31,790

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

Market Information. Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol "EGGS" (formerly "ONSL"). The following table sets forth, on a per share basis, the high and low sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                       High       Low
                                                    ---------- ----------

Fiscal Year Ended December 31, 1998:
   First Quarter....................................   $36.81     $14.25
   Second Quarter...................................   $36.75     $21.00
   Third Quarter....................................   $29.75     $13.88
   Fourth Quarter...................................  $108.00     $10.63

Fiscal Year Ended December 31, 1999:
   First Quarter....................................   $60.59     $31.00
   Second Quarter...................................   $39.25     $15.25
   Third Quarter....................................   $26.25     $12.81
   Fourth Quarter...................................   $27.81     $11.31

Holders. As of March 15, 1999, the number of holders on record of our common stock is 1,409.

Dividend Policy. We have not paid any cash dividends on our capital stock to date. We currently anticipate that we will retain any future earnings for use in our business and do not anticipate paying any cash dividends in the forseeable future.

Recent Sales of Unregistered Securities. We have not sold any of our securities within the past three years which were not registered under the Security Act.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with Eggheads's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". This selected financial data does not include discontinued operations of Old Egghead. The historical results are not necessarily indicative of future results.

                                                  Years Ended December 31, (1)
                              -----------------------------------------------------------------
                                      1999            1998       1997        1996       1995
                              -------------------- ---------- ----------- ---------- ----------
                                  (amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
 Online revenue..............            $503,171   $352,491    $145,734    $13,981       $179
 Retail revenue...............               --         --       231,724    358,786    403,692
 Commission and other
  revenue....................              11,633      3,981       4,602      2,217     37,770
                              -------------------- ---------- ----------- ---------- ----------
    Total revenue............            $514,804   $356,472    $382,060   $374,984   $441,641
                              ==================== ========== =========== ========== ==========

Gross profit:
 Online revenue...............            $15,994    $32,405     $18,382     $1,627        $57
 Retail revenue...............               --          --       26,565     55,694     69,208
 Commission and other
  revenue.....................             11,633      3,981       4,602      2,217     37,770
                              -------------------- ---------- ----------- ---------- ----------
    Total gross profit........             27,627     36,386      49,549     59,538    107,035
                              -------------------- ---------- ----------- ---------- ----------

Operating expenses:
 Sales and marketing.........             101,753     62,272      64,920     66,355    102,423
 General and administrative..              22,017     18,783      17,262     15,587     14,768
 Engineering.................              15,521     11,821       7,700      9,534     11,087
  Amortization of goodwill....              1,534      1,708       1,009        --         --
  Merger costs................             52,215        --         --          --         --
  Restructuring and impairment
   costs......................             (2,735)       --       19,500     15,597        --
                              -------------------- ---------- ----------- ---------- ----------
 Total operating
  expenses...................             190,305     94,584     110,391    107,073    128,278
                              -------------------- ---------- ----------- ---------- ----------
Loss from continuting
  operations.................            (162,678)   (58,198)    (60,842)   (47,535)   (21,243)
Equity in net loss of
  joint venture..............              (1,001)      (200)       --          --        --
Interest and other income,
  net........................               8,750      9,309       3,839      3,766      2,652
                              -------------------- ---------- ----------- ---------- ----------
Loss from continuing operation
  before income taxes........            (154,929)   (49,089)    (57,003)   (43,769)   (18,591)
Provision for income taxes...                 --         --         --        4,831      7,030
                              -------------------- ---------- ----------- ---------- ----------
Loss from continuing operation          ($154,929)  ($49,089)   ($57,003)  ($48,600)  ($11,561)
                              ==================== ========== =========== ========== ==========
Net loss                                ($154,929)  ($49,089)   ($57,003)  ($39,279)  ($11,185)
                              ==================== ========== =========== ========== ==========
Net loss per share (2):
 Basic and diluted...........              ($4.29)    ($1.50)     ($1.91)    ($1.78)    ($0.51)
                              ==================== ========== =========== ========== ==========
Shares used in net
 loss per share calculations(2)
 Basic and diluted...........              36,146     32,834      27,588     22,023     21,867
                              ==================== ========== =========== ========== ==========

                                                             December 31,
                              -----------------------------------------------------------------
   (in thousands)                          1999       1998       1997        1996       1995
                              -------------------- ---------- ----------- ---------- ----------

BALANCE SHEET DATA:
Cash and cash equivalents....             $68,223   $145,475    $123,947    $86,202    $49,610
Working capital .............              44,704    146,270     109,310     81,289    102,939
Total assets.................             129,130    245,611     198,295    181,200    281,628
Long-term obligations........               2,046      2,016        --          438      1,183
Total stockholders' equity                $53,422   $191,508    $148,356   $102,375   $138,850

(1) In November 1999 Onsale, Inc. ("Old Onsale") acquired Egghead.com, Inc. ("Old Egghead"). In connection with that merger we changed our name to Egghead.com, Inc. ("Egghead"). The acquisition of Old Egghead was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to reflect our financial position and results of operations as if Old Egghead was our wholly-owned subsidiary for all periods presented. Old Egghead used a 52/53 week fiscal year that ended on the Saturday nearest March 31; for convenience, these fiscal years are referred to as "March 31." The selected financial data combine the financial position of Old Egghead as of March 31, 1999, 1998, 1997 and 1996 with our financial position as December 31, 1998, 1997, 1996 and 1995, respectively. Old Egghead's results of operations from January 1, 1999 through acquisition date and the fiscal years ended March 31, 1999, 1998, 1997 and 1996 are combined with our historical results of operations for the five years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. The operations of Old Egghead for the three-month period ended March 31, 1999, resulting in net sales and a net loss of $42.3 and $12.8 million, respectively, have been included in the results of operations for the years ended December 31, 1999 and 1998.

(2) See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used to compute net income (loss) per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements typically refer to future events or financial results, including statements in the future tense and statements indicating that "we believe," "we expect," "we anticipate" or "we intend" certain events may occur or certain trends may continue, that involve risks and uncertainties. Although these statements reflect the current judgment of our management, we can only base such statements on facts and factors that we currently know. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause those differences include those set forth under "Risk Factors."

Company Overview

We were incorporated in July 1994 as Onsale, Inc.("Old Onsale") and began auctioning products on the Internet in May 1995. For the period from July 1994 to December 31, 1995, our operating activities related primarily to recruiting personnel, purchasing operating assets, establishing vendor relationships and developing the computer infrastructure necessary to conduct live auctions on the Internet. During that period, Old Onsale had total revenue of $140,000. Old Onsale achieved profitability in the first quarter of 1996 and we increased our total revenue and net income in each quarter of 1996. In early 1997 we expanded our operations and increased our staffing and marketing efforts, which resulted in higher operating expenses and net losses in 1997, 1998 and 1999. In January 1999 we introduced our Onsale atCost program, under which we sold computers and computer-related products at prices equal to the amount invoiced by our vendors, plus charges for transaction, payment processing and shipping fees, and taxes where appropriate.

In November 1999 we acquired Egghead.com, Inc. ("Old Egghead"). In connection with that merger we changed our name to Egghead.com, Inc. ("Egghead"). Old Egghead was based in Vancouver, Washington and had approximately 275 employees as of November 19, 1999. In connection with the merger we issued approximately 17.4 million shares of our common stock in exchange for all the outstanding shares of Old Egghead and converted outstanding options to purchase Old Egghead common stock into options to purchase approximately 1.4 million shares of our common stock.

Old Egghead began operations primarily as a traditional software retailer. The predecessor to Old Egghead was incorporated in Washington in 1983. By 1992, Old Egghead had over 200 retail store locations and had begun a direct mail division and a Corporate, Government and Educational Sales Division. In May 1996, Old Egghead sold its Corporate, Government and Educational Sales Division which is reported as discontinued operations, and in February 1997 it closed 70 retail stores. In August 1997, Old Egghead acquired Surplus Software, Inc., which owned and operated two web sites and a direct mail division specializing in excess, closeout and refurbished computer related merchandise. In February 1998, Old Egghead closed its remaining retail stores and shifted its primary business emphasis to electronic commerce. Old Egghead's operations were integrated with our operations in November 1999, following shareholder approval of the merger.

The acquisition of Old Egghead was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to reflect our financial position and results of operations as if Old Egghead was our wholly-owned subsidiary for all periods presented. Old Egghead used a 52/53 week fiscal year that ended on the Saturday nearest March 31; for convenience, these fiscal years are referred to as "March 31." The financial statements combine the financial position of Old Egghead as of March 31, 1999 with our financial position as of December 31, 1998. Old Egghead's results of operations from January 1, 1999 through the acquisition date and the fiscal years ended March 31, 1999 and 1998 are combined with our historical results of operations for the years ended December 31, 1999, 1998 and 1997, respectively. The operations of Old Egghead for the three-month period ended March 31, 1999, resulting in net sales and a net loss of $42.3 and $12.8 million, respectively, have been included in the results of operations for the years ended December 31, 1999 and 1998. The following discussion relates to the consolidated financial statements of the combined company, Egghead.

Business Overview

We are an Internet retailer selling retail and wholesale goods to businesses, resellers and consumers. We sell merchandise online through our "superstore" and "auction and smart deals" pages on our web site.

Superstores. Through the superstores, we offer businesses, resellers and consumers a broad selection of new, current-version computers and related products. Old Egghead operated its superstores from the first quarter of 1998, selling the products at a low margin. In January 1999 we introduced our superstore, Onsale atCost, where we sold products at prices equal to the amount invoiced by our vendors, plus charges for payment processing, shipping and handling and sales tax where appropriate. Effective with the merger, we sell products at competitive prices through our superstores.

Auctions and Smart Deals. Through auctions and smart deals, we sell excess merchandise and services, including refurbished and close-out products. Merchandise and services that we offer on these web pages include computers and related products, sports and fitness equipment, consumer electronics, and vacation and travel packages. We also derive revenues from commissions on goods sold through our online auctions.

In addition, Old Egghead sold merchandise through retail stores and a catalog/mail-order division, until such operations were closed down in February 1998.

Results of Operations

The following table summarizes our selected results from continuing operations for the three years ended December 31, 1999. The operating results in any periods are not necessarily indicative of the results to be expected for any future period. Dollars in thousands.

                                                    Years Ended December 31,
                                    ---------------------------------------------------
                                        1999             1998            1997
                                    ---------------------------------------------------
                                      Amounts      %     Amounts   %     Amounts   %
                                    ---------------------------------------------------
Revenue:
  Online............................   $503,171   97.7 $352,491   98.9 $145,734   38.1
  Retail............................      --       --        --    --   231,724   60.7
  Commission and other revenue......     11,633    2.3    3,981    1.1    4,602    1.2
                                    ---------------------------------------------------
     Total revenue..................    514,804  100.0  356,472  100.0  382,060  100.0
                                    ---------------------------------------------------
Gross profit:
  Online............................     15,994    3.2   32,405    9.2   18,382   12.6
  Retail............................      --       --        --    --    26,565   11.5
  Commission and other revenue......     11,633  100.0    3,981  100.0    4,602  100.0
                                    ---------------------------------------------------
     Total gross profit.............     27,627    5.4   36,386   10.2   49,549   13.0
                                    ---------------------------------------------------
Operating expenses:
  Sales and marketing...............    101,753   19.8   62,272   17.4   64,920   17.0
  General and administrative........     22,017    4.3   18,783    5.3   17,262    4.5
  Engineering.......................     15,521    3.0   11,821    3.3    7,700    2.0
  Amortization of goodwill..........      1,534    0.3    1,708    0.5    1,009    0.3
  Merger related costs..............     52,215   10.1       --    --        --    --
  Restructuring and impairment costs     (2,735)  (0.5)      --    --    19,500    5.1
                                    ---------------------------------------------------
     Total expenses.................    190,305   37.0   94,584   26.5  110,391   28.9
                                    ---------------------------------------------------
Loss from operations................   (162,678) (31.6) (58,198) (16.3) (60,842) (15.9)
Equity in net loss of joint venture.     (1,001)  (0.2)    (200)  (0.1)      --    --
Interest and other income, net......      8,750    1.7    9,309    2.6    3,839    1.0
                                    ---------------------------------------------------
Loss from continuing operations before
  taxes.............................   (154,929) (30.1) (49,089) (13.8) (57,003) (14.9)
Provision for income taxes..........      --       --        --    --        --    --
                                    ---------------------------------------------------

Net loss from continuing operations.  ($154,929) (30.1)($49,089) (13.8)($57,003) (14.9)
                                    ===================================================

Revenue

Our revenue consists of online revenue, retail revenue through February 1998, and commission and other revenue. Online and retail revenue consists of sales of merchandise and services, net of returns. Online revenue represents sales of merchandise acquired on a purchase or consignment basis where we charge the customer's credit card and either we or the vendor ships the merchandise to the customer. Retail revenue represents sales through Old Egghead tradition stores and catalog/mail order operations, which were closesd in 1998 period. Commission and other revenue consists of 1) commissions on auction sales of supplier's products where the supplier charges the customers credit card, maintains title to the inventory and ship the products and 2) advertising revenue from vendors and other businesses. For more detailed description of our sources of revenue, the risks that we bear under each revenue model and the recognition of revenue for each, see note 1 of the notes to consolidated financial statements.

Sources of Revenue Growth. Online revenue increased $150.7 million, or 42.7%, for the year ended 1999 compared with 1998, and $206.8 million, or 141.9%, for the year ended 1998 compared with 1997. The increases in online revenue from 1997 to 1999 were attributable primarily to the following factors: (1) growth of our online customer base due primarily to investments in marketing programs designed to promote and maintain awareness of our brand; (2) the opening of our Onsale atCost web site in January 1999; (3) increases in the amounts and types of merchandise obtained from vendors for sale over our superstore and auction web pages, including increases in the categories and variety of products that we offer; (4) increased daily and weekly auctions; and (5) the introduction of new auction services such as Quick Buy and Express Auctions.

Retail revenue was $231.7 million in 1997 and $0 in 1998 and 1999 as all of Old Egghead's retail stores were closed by February 1998.

Commission and other revenue increased from 1998 to 1999 primarily due to increased advertising revenue. From 1997 to 1998, the increase in advertising revenue was offset by a decrease in Old Egghead's installation and other service commission revenues generated by its retail stores, which were being closed during the applicable period.

Constraints on Revenue Growth. Our ability to grow revenue may be constrained by our inability to obtain product from vendors who supply product for our auction and smart deals sales, the unavailability of high demand product sold through our superstores, and our desire to increase product margins. For example, in the fourth quarter of 1998, growth in online revenue was constrained due to a limited supply of inventory available from our computer products vendors for our auction and smart deals web pages. Superstore sales are currently constrained due to the unavailability of high demand product and our efforts to increase product margin. We cannot assure you these types of revenue growth constraints will lessen in future quarters.

Superstores vs. Auctions and Smart Deals. For the year ended December 31, 1999, revenue from our online superstores constituted 32% of our total revenue, and revenue from our auction and smart deal web pages constituted 66% of our total revenue. For the comparable period in 1998, revenue from our superstores and auction and smart deal web pages were 5% and 94%, respectively, of our total revenue. The increase in superstore revenue as a percentage of total revenue was due to the opening of our Onsale atCost web site in January 1999 and an increase in sales in the Old Egghead superstore.

Gross Profit

Gross profit is total revenue minus cost of revenue. Cost of online revenue consists of the cost of the merchandise sold to customers, inventory reserve adjustments and net shipping (shipping and handling revenue minus shipping costs). Gross margin is gross profit as a percentage of revenue.

Gross margin for online revenue was 3.2%, 9.2% and 12.6%, respectively, for the years ended 1999, 1998 and 1997. The decrease in gross margin from 1998 to 1999 reflects a general decrease in selling prices of computers and related merchandise, lower margins associated with auction and smart deals merchandise and our introduction of the Onsale atCost web site in January 1999 (which sales generally produce lower margins than auction and smart deals direct sales). The decrease in margins associated with auction merchandise resulted from our efforts to increase auction sales and market share by increasing the quantities of products available for bid at any one time, which tends to lower final sales prices. Additionally, we conducted an aggressive marketing campaign associated with Onsale atCost sales in which, for most of the second and fourth quarters of 1999, we waived fees charged for transaction processing and shipping. We also offered promotional pricing on specific products to compete with prices offered by our competitors. The decrease in gross margin from 1997 to 1998 was primarily attributable to industry-wide pricing pressure related to both competitors' and vendors' pricing of computer products. Gross margin for retail revenue decreased in connection with the closure of the retail stores.

We expect that gross margin will continue to be challenged as we face ongoing industry-wide competitive price pressures and continue our efforts to maintain or increase our market share. Some competitors are selling current-version goods that are in high demand at or below the cost of the products. We have responded to these competitive pressures by reducing the selling prices on some of our products. Generally, in an effort to increase our market share, we plan to enhance our customer service operations, continue to make promotional offerings, and extend credit to certain business customers. In addition, we may waive all or part of the shipping and handling fee for limited periods of time.

Operating Expenses

Our operating expenses as a percentage of revenue, excluding merger and restructuring and impairment costs, were 27.4%, 26.5% and 23.8% for the years ended 1999, 1998 and 1997, respectively. These expenses reflected the cost of operating two separate businesses prior to the merger with Old Egghead. Additionally, operating expenses prior to 1998 included the expense of operating the retail stores as well as the operating expenses related to the online portion of our business. We believe that our operating expenses will decrease as a percentage of revenue due to the elimination of duplicate operations in the combined company. We expect to maintain a high level of spending to expand our operations and promote our brand name.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, customer service, marketing and merchandise acquisition personnel, distribution and credit card processing costs.

Sales and marketing expenses as a percentage of revenue were 19.8%, 17.4% and 17.0% for the years ended 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 was primarily attributable to increased spending on radio, print and online marketing and advertising programs, including marketing of our Onsale atCost site. Additionally, we expanded our customer service department during 1999. Sales and marketing expense in 1999 and 1998 primarily reflects online advertising and sales and marketing personnel related to our online business. In 1997 and 1996, a significant portion of the sales and marketing expense consisted of advertising and personnel costs to support Old Egghead's retail stores.

We will continue to invest heavily in the marketing area to enhance our brand recognition through our marketing and advertising programs, although we expect sales and marketing expenses to decrease as we combine advertising spending for a single combined company.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, bad debt expense, facilities expenses, recruiting and other general corporate expenses.

General and administrative expenses as a percentage of revenue were 4.3%, 5.3% and 4.5%, respectively, for the three years ended 1999, 1998 and 1997. The decrease from 1998 to 1999 was due to leveraging relatively fixed expenses with a higher volume of sales. The 1998 expense reflects increased hiring to support the online business for Old Egghead and Onsale. General and administrative expense in 1997 includes expenses for personnel to support our online business and, for Old Egghead, significant expense to support its retail store business. General and administrative expenses as a percentage of revenue also increased in 1998 because the online sales increase from 1997 to 1998 did not fully offset the decrease in retail store sales. We expect the dollar amount of general and administrative expenses to decrease in 2000 due to the elimination of duplicate operations in the combined company.

In 1997, Old Egghead reduced its ownership interest in its wholly-owned subsidiary, Elekom, to 26% and began using the equity method of accounting for that entity. The general and administrative expenses in 1997 included $2.2 million associated with Elekom prior to the reduction in ownership. The remaining interest in Elekom was sold in November 1998.

Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, enhance, manage, operate and monitor our web site and related systems, as well as related equipment costs, other than those capitalized in accordance with SOP 98-1.

Engineering expenses as a percentage of revenue were 3.0% in 1999, 3.3% in 1998 and 2.0% in 1997. The decrease in 1999 was due to leveraging the partially fixed expenses with higher sales. The increase from 1997 to 1998 was primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of our web sites and related systems, especially as Old Egghead moved from a retail store to an online operation.

Prior to 1998, all engineering costs were expensed as incurred. In 1998, we adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and, accordingly, capitalized certain engineering costs related to internally developed software. During 1999 we capitalized approximately $6.1 million of software of which $4.9 million was related to engineering costs for internally developed software. During 1998, we capitalized approximately $6.2 million of software of which $3.6 million was related to internally developed software. During the fourth quarter of 1999, we wrote off Old Egghead capitalized software totaling approximately $6.2 million, net of accumulated depreciation. See merger related costs section below.

We expect the dollar amount of engineering expenses to remain relatively constant in 2000 and to increase over time as we add staff to maintain, enhance and modify our web site and other systems.

Merger Related Costs. In connection with the acquisition of Old Egghead, we recorded merger-related expenses of approximately $52.2 million during 1999. These expenses include investment banking and financial advisory fees of approximately $7.0 million and other merger related expenses of $6.0 million, consisting primarily of professional services, severance costs, contract termination costs and other merger related expenses. We also wrote off assets representing duplicate facilities including hardware and software of approximately $8.7 million and goodwill of $30.5 million associated with these duplicate facilities. We also expect to incur approximately $2.0 million of additional costs through the first quarter of 2000 as additional severance benefits are earned by our employees and additional merger related expenses are incurred.

Restructuring and Impairment Charges. Restructuring income in 1999 reflects the change in management's estimate of costs remaining to complete the closure of Old Egghead's retail network, which is substantially complete. These changes in estimates primarily related to the resolution of certain lease obligations for former retail facilities. Additionally, in the first calendar quarter of 1999, Old Egghead announced plans to move the remaining headquarters functions from Liberty Lake, Washington to Vancouver, Washington and recorded a restructuring charge of approximately $890,000 related to the move. This restructuring charge was offset by a reduction of approximately the same amount in 1997 restructuring reserves. The obligations were substantially settled by the end of 1999.

The 1997 restructuring and impairment charges were related to the closure of the remaining stores in Old Egghead's retail store network, a significant reduction in headquarters staff and the closure of the Sacramento distribution center. Overall, these charges totaled $37.6 million before income taxes, and consisted of $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store close-out operating costs, $6.2 million for the liquidation of inventory, $2.1 million for closure of the Sacramento distribution facility and $2.2 million for severance, fixed asset disposals and other miscellaneous expenses related to the reduction of the headquarters operations. These charges were recorded as a $6.2 million charge to gross profit, a $6.4 million charge to selling and marketing expenses, a $516,000 charge to general and administrative expenses and a $24.5 million charge to restructuring and impairment charges. The $24.5 million 1997 restructuring and impairment charge was partially offset by a reduction of $5.0 million in 1996 restructuring and impairment reserves. See note 13 of the notes to the consolidated financial statements.

Equity in Net Loss of Joint Venture

On May 15, 1998, we entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K.K., which commenced operations in the third quarter of 1998. We own a 40% interest in the joint venture and account for our interest using the equity method of accounting. Accordingly, we recognize our share of net profits or losses of the joint venture as an adjustment to our initial investment amount. Our share of the net loss of the joint venture was $1.0 million in 1999 and $200,000 during 1998.

Interest and Other Income, Net

Our interest and other income, net, was $8.8, $9.3 and $3.8 million in 1999, 1998 and 1997, respectively. The 1999 income included increased interest earned on higher cash balances due to the secondary offering of Old Egghead common stock in March 1999, which resulted in net proceeds of approximately $72.9 million, partially offset by decreased cash balances resulting from net losses and increased purchases of merchandise inventory. The 1998 income includes a gain of $3.3 million from the sale of all of Old Egghead's equity interest in Elekom Corporation in November 1998, and interest earned on increased cash balances resulting from the initial and secondary public offerings of Onsale common stock in April and October 1997, which resulted in net proceeds of approximately $14.8 and $45.1 million, respectively.

Income Taxes

We had net losses in 1999, 1998 and 1997, and therefore we did not record any provision for income taxes in those years.

Discontinued Operations

All results of operations of the Corporate, Government and Educational Sales Division are reported as discontinued operations. Expenses included in the results of the discontinued operations reflect only those activities directly related to the Corporate, Government and Educational Sales Division. Income from operations of the Corporate, Government and Educational Sales Division during 1997 reflects final adjustments on the settlement and disposition of this division's related liabilities and assets of $4.3 million.

Liquidity and Capital Resources

Cash Inflows and Outflows

Financing Activities. Net cash provided by financing activities of approximately $4.0 million in 1999 resulted primarily from the issuance of common stock under our stock option and employee stock purchase plans. Net cash provided by financing activities of $92.2 million in 1998 primarily consists of the issuance of Old Egghead common stock in a secondary public offering in March 1999, which resulted in net proceeds of approximately $72.9 million and proceeds from stock issuances under our stock option and employee stock purchase plans of approximately $19.9 million. Net cash provided by financing activities of approximately $59.9 million in 1997 resulted primarily from net proceeds of $59.9 million from the initial and secondary public offerings of Onsale common stock; $1.9 million from issuance of Series B preferred stock pursuant to exercise of warrants; and $4.1 million received from stock issuances under our stock option and employee stock purchase plans; partially offset by cash used to pay $6.0 million of notes payable relating to the Surplus Direct acquisition.

Operating Activities. Net cash used in operating activities was approximately $70.9 million in 1999, $47.3 million in 1998 and $17.9 million in 1997. The net cash used in operating activities in 1999 was primarily attributable to our net loss from operations of $154.9 million. The net loss was partially offset by depreciation and amortization expense of $9.2 million; the $39.2 million write off and abandonment of duplicate assets related to the acquisition of Old Egghead, including goodwill related to these assets; an increase in accounts payable of $8.3 million and an increase in accrued expenses of $11.6 million. Additionally, the uses were partially offset by elimination of the duplication of Old Egghead's fiscal 1999 fourth quarter loss of $12.8 million.

Net cash used in operating activities in 1998 was primarily attributable to our net loss from operations of $49.1 million; a decrease in restructuring liabilities of $10.7 million, an increase in merchandise inventory of $4.8 million and a gain on sale of equity investment of $3.3 million. These uses were partially offset by depreciation and amortization expense of $6.1 million, an increase in accounts payable of $9.1 million, an increase in accrued expenses of $3.2 million and an increase in deferred revenue of $1.3 million.

Net cash used in operating activities in 1997 was primarily due to the operating loss of $52.7 million; a decrease in accounts payable of $25.4 million, and decreases in liabilities for discontinued operations and restructuring liabilities of $7.6 and $11.2 million, respectively. These uses were partially offset by restructuring charges of $32.6 million, depreciation and amortization expense of $6.4 million and decreases in accounts receivable and merchandise inventory of $10.3 and $25.8 million, respectively. The restructuring charges and changes in accounts payable, inventory and accounts receivable relate primarily to the closing of Old Egghead's retail stores.

Investing Activities. Net cash used in investing activities was approximately $10.4 million during 1999, $23.5 million during 1998 and $4.3 million during 1997. Net cash used in investing activities in 1999 primarily reflects the purchase of approximately $13.1 million of property and equipment. Net cash used in investing activities during 1998 primarily reflects our net investment of excess cash in short term marketable securities, $20.7 million at December 31, 1998, and an investment of $13.2 million in property and equipment including fixtures and equipment for our new corporate headquarters and California warehouse, continued investment in hardware required for our web sites and related software and hardware, partially offset by net proceeds of $7.1 million from the sale of the former Old Egghead headquarters building and net proceeds of $3.3 million from the sale of our equity interest in Elekom Corporation. Net cash used in investing activities during 1997 primarily consisted of asset purchases of $4.4 million.

Cash, Cash Equivalents and Commitments

Cash and Cash Equivalents. As of December 31,1999, we had approximately $68.2 million of cash and cash equivalents and $18.0 million of short-term available-for-sale investments. We have credit lines totaling $10.0 million available for the financing of inventory. As of December 31, 1999, we had no borrowings outstanding under these lines of credit.

Commitments. As of December 31, 1999:

  Our principal commitments consisted of an obligation of approximately $8.8 million under operating leases for our corporate offices and warehouse and obligations of approximately $1.0 million under additional operating leases. These amounts do not include obligations related to retail store leases which have been fully provided for.

  We have no material commitments for capital expenditures, but we anticipate purchasing approximately $5.0 million of property and equipment during 2000, primarily for computer and office equipment.

  We have certain sponsorship agreements which allow us to appear as the sponsor on specific web sites. These agreements require future payments of up to approximately $3.5 million and incremental fees under certain circumstances based on the volume of traffic to our web site. These agreements expire at various times through December 2000. In addition, we have commitments for other advertising and promotional arrangements of approximately $4.8 million.

  We had $1.8 million of restricted cash, which primarily represented collateral for the lease of our Vancouver, Washington office.

  During 1998, we funded our initial investment of $2.0 million in our joint venture with Softbank Corporation through an unsecured note payable to Softbank Corporation. The principal and accrued interest thereon is due upon the earlier of the closing date of an initial public offering of the joint venture or December 2002, with interest accruing at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan (1.375% as of December 31, 1999). This note has no right of offset against our investment in the joint venture.

Old Egghead offered credit to some of its business customers and we began offering credit to business customers on our site in the fourth quarter of 1999 and may require additional cash to support the anticipated growth in accounts receivable. We expect our operating expenses to remain high as we continue our marketing efforts, software development efforts, and continue to support the infrastructure required to grow our business. As a result, we expect to experience quarterly net losses through at least the year 2001, and thus we will need to finance our increased inventory, accounts receivable, capital expenditures and some portion of our operating expenses from our current cash and cash equivalents balance.

We believe that our current cash and cash equivalent balance will meet our anticipated cash needs for working capital expenditures for at least the next 12 months. In February 2000, we entered into an equity financing agreement under which we may sell shares of our common stock over a nine month period beginning February 18, 2000. This agreement provides that the minimum price at which we will sell the common stock is $10.00 per share before discount, unless a lower minimum is mutually agreed to by both parties. On March 6, 2000, we sold approximately 700,000 shares of common stock at an average price of $10.67 per share, reflecting a 5.6% discount on market prices, which resulted in net proceeds to us of approximately $7.4 million. On March 29, 2000, we amended this agreement to provide for the sale of an additional 2.3 million shares of common stock for $6.75 per share, reflecting a discount of 2.7% to the closing market price of our common stock on that date, which will result in net proceeds to us of an additional $15.5 million. The sale of additional equity or convertible debt securities could result in dilution in our stockholders' ownership interest. We cannot assure you that financing described above or additional financing will be available to us in amounts or on terms acceptable to us.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Because we do not use derivatives, the new standard is expected to have no material impact on our financial position or results of operations. SFAS No. 133 will be effective for fiscal 2001.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the requirements of SAB 101.

Risk Factors

An investment in our common stock involves a high degree of risk. You should consider the risks described below and the other information in this report carefully. The risks described below are not the only ones we face. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We expect to incur net losses for the foreseeable future.

Based on restated historical financial statements, we incurred net losses since 1995. As of December 31, 1999, we had a combined net accumulated deficit of approximately $269 million. We expect to experience substantial quarterly net losses for the foreseeable future, due primarily to the following factors:

  competitive pricing pressures, which we expect to continue to negatively affect gross margins;

  we expect to spend significant amounts on operating expenses, in particular marketing expenses; and

  we expect spend a substantial amount on our infrastructure.

We may seek additional financing and may not be able to secure it.

We expect to raise additional funds within the next 12 months. For instance, in early March 2000, we issued approximately 700,000 shares of common stock under our common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd., resulting in net proceeds of approximately, $ 7.4 million, and are currently in the process of issuing 2.3 million shares which will result in net proceeds of approximately $15.5 million. Shares issued under this agreement, through the end of March will approximate 7% of the outstanding shares at that time. Additional financing may not be available on terms favorable to us, or may not be available to us at all. Shares sold under the Acqua Wellington agreement, or if we otherwise raise additional funds by issuing equity securities, may result in significant dilution of your ownership interest. Additionally, we could issue securities that have rights senior to the rights of common stockholders.

Due to competitive pressures and our efforts to expand and maintain market share, our profit margins may remain low for the foreseeable future.

Some of our competitors sell products that are commonly available from major distributors at or near their purchase price. This may cause us to reduce our selling prices on the same or similar goods, which would reduce profit margins.

We plan to make aggressive efforts to expand and maintain our market share, and our profit margins may continue to be negatively affected as a result. We may attempt to expand our market share for auctioned goods by increasing the quantity of products available for bid at any one time, which tends to decrease revenues per unit. We may also use promotional pricing and enhanced customer service to increase our market share for current version sales. One of the effects of these strategies may be low margins, and we may not be successful in increasing or maintaining our market share in either or both lines of business. Even if we are successful in increasing our market share, continued competition and customer expectations may make it difficult to improve profit margins in the future. Accordingly, our profits and stock price may be harmed.

Our operating results may fluctuate significantly and may be difficult to predict.

The operating results of Onsale and Old Egghead prior to the merger fluctuated, and we expect our operating results to fluctuate in the future, due to a number of factors, many of which are outside our control. These factors include:

  pricing competition;

  the availability and pricing of merchandise from vendors;

  our ability to manage our inventory mix and the mix of products offered for auction, and take other actions required to maintain customer satisfaction;

  the degree to which our sales of new, current-version merchandise at attractive prices reduces sales of similar products on our auction site;

  seasonal fluctuations in buying patterns of new and reconditioned merchandise and in the availability of reconditioned merchandise;

  the level of traffic at our web site, and our ability to attract new customers and to retain existing customers;

  the announcement or introduction of new types of merchandise, service offerings or customer services by us or our competitors;

  the timing, cost and availability of web advertising;

  the amount and timing of costs relating to expansion of our operations;

  interruptions to or increases in the costs associated with the normal flow of our business operations, including the occurrence of technical or communications failures or stoppages by common carriers such as United Parcel Service; and

  governmental regulation and taxation policies.

Due to these factors, factors discussed elsewhere in this document, or unforeseen factors, in some future quarter our operating results may not meet the expectations of securities analysts and investors, in which event the trading price of our common stock may decline.

If we are unable to manage our growth, our business could be harmed.

We expect to continue to expand our operations, and in order to manage our growth, we face many challenges, including:

  maintaining and improving existing operational, financial and inventory systems, procedures and controls, and implementing new systems, procedures and controls;

  integrating new key managerial and technical employees into our existing management team;

  training, motivating and managing our employee base;

  managing relationships with third parties;

  managing risks associated with accounts receivable expansion and collection; and

We depend on key employees.

Our future performance depends upon contributions from members of our senior management and other key personnel. Most of our key personnel do not have long-term employment agreements, and we do not maintain any key person life insurance. Competition for attracting and retaining personnel in our industry is intense, especially in the San Francisco Bay area where our headquarters and one of our operating sites are located, and we may fail to attract and retain the personnel we will need to succeed in the future. It is difficult for us to attract new employees by offering stock options due to the volatility of our stock price. If one or more of our key personnel leaves us or joins a competitor, our business could be harmed.

The expected benefits of our merger with Old Egghead might not be realized.

The potential benefits that we expect to achieve as a result of our merger with Old Egghead may be more difficult to achieve than expected, or may not be achievable at all. For example:

  We may be unable to derive or maintain an amount of revenue per visitor to our web sites that is similar to the amount we derived from visitors to our web site before the merger;

  Our efforts to build a single, widely-recognized online brand may be more expensive than anticipated, or may be of limited utility in product areas outside of computer-related products;

  Anticipated cost reductions may not be achieved, or may be offset by unanticipated cost increases;

We operate in an extremely competitive market and we could lose revenue and customers to our competitors.

Existing competitors. The electronic commerce market, particularly over the Internet, is new, rapidly evolving and competitive, and we expect competition to intensify in the future. We compete with many other companies which either offer the same types of merchandise or provide the same or a similar type of sales format to customers. Refer to the section titled "Business - Competition" for a list of competitors.

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

New competitors may emerge and rapidly acquire market share in several ways, including through mergers or by alliances among competitors and vendors. For example, Dell Computer Corporation and Amazon.com, Inc. have agreed to provide links from their web sites to new web pages that advertise their respective products. Through such alliances, competitors may also obtain exclusive or semi-exclusive sources of merchandise. In addition, manufacturers may elect to liquidate their products directly over the Internet. Companies that primarily conduct online person-to-person auctions, such as eBay Inc., may develop into direct competitors in the future.

We may not be successful in competing against competitors. Many of these competitors have greater financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to secure merchandise from suppliers on more favorable terms than us, and they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sale of their merchandise than we can. If competition increases and our branding efforts are not successful, we may not be able to command higher margins on the products we sell, or we may lose revenue and customers to our competitors.

If we cannot continue to build strong brand loyalty, our business will be harmed.

We believe that development and awareness of the Egghead.com brand is critical to our success in attracting customers. Furthermore, we believe that brand loyalty will become increasingly important as low barriers to entry encourage the proliferation of web sites. If we are unsuccessful in continuing to build strong brand loyalty, our business will be harmed.

In order to attract and retain consumers and advertisers, and to promote and maintain the Egghead.com brand in response to competitive pressures, we intend to increase our online and offline marketing and advertising. We believe that advertising rates generally, and the cost of online advertising campaigns in particular, could increase substantially in the future. Despite our efforts, consumers or advertisers may not perceive our web site or the Egghead.com brand as superior to the web sites or brands of our competitors.

We have a limited operating history as an online commerce company, which makes our business difficult to evaluate.

We have a limited operating history as an online commerce company. We were incorporated in 1994 and did not generate any revenues until July 1995. Old Egghead was incorporated in 1984 but changed its business model from a chain of retail stores to an online commerce web site beginning in February 1998. Our prospects will therefore be subject to the risks, expenses and uncertainties frequently encountered by young companies that operate in the new and rapidly evolving markets for Internet products and services. These risks include:

  evolving and unpredictable business models;

  intense competition;

  our need and ability to manage growth; and

  the rapid evolution of technology in electronic commerce.

Our business may face increased government regulation.

Auctioneering and other laws. Several states have laws that regulate auctions and auction companies within their jurisdiction. Some states may interpret their statutes to apply to our transactions with consumers in such states. The burdens of complying with auctioneering laws could materially increase our cost of doing business. Similarly, states may construe their existing laws governing issues such as property ownership, sales tax, libel and personal privacy to apply to Internet companies servicing consumers within their boundaries. Resolution of whether or how these laws will be applied is uncertain and may take years to resolve.

Consumer protection laws. We could be subject to regulation under consumer protection laws in various states. Several states, including California and Washington, have laws regulating the disclosure of pricing information by wholesalers and comparable businesses. In the future, governments of California, Washington and other states could require additional disclosure in order to comply with other regulations.

Tax laws. The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Our business may be harmed by the passage of laws in the future imposing taxes or other burdensome regulations on online commerce.

New Internet laws. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise harm our business.

We may have to qualify to do business in other jurisdictions. Because our service is available over the Internet in multiple states and foreign countries, and we sell to consumers resident in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states and foreign countries. If we fail to qualify as a foreign corporation in a jurisdiction where we are required to do so, we could be subject to taxes and penalties.

We face risks associated with purchasing and carrying our own inventory.

We purchase inventory from vendors. Risks of carrying inventory include:

  potential declines in the market value of the goods that we purchase;

  difficulties managing customer returns and credits associated with merchandise to be returned to vendors;

  shrinkage resulting from theft, loss or inaccurate inventory recording; and

  unpredictable sale prices due to the nature of our auction process.

If we manage our inventory poorly, we may be forced to sell our inventory at a discount or loss.

We rely on merchandise vendors for supply, shipping and quality of products.

Supply. We rely on vendors to supply us with merchandise. For the year ended December 31, 1999, purchases from Tech Data, a distributor of computers and related products, accounted for approximately 24% of our aggregate merchandise purchases. We have no long-term contracts or arrangements with our vendors that guarantee the availability of merchandise. We may not be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We cannot assure you that our current vendors will continue to supply merchandise or that we will be able to establish new vendor relationships that will ensure that merchandise will be available.

Customer service--shipping and quality of products (returns). We rely on some of our vendors to ship merchandise directly to customers. Consequently, we have limited control over the goods shipped by these vendors, and shipments of goods may be subject to delays and shipment errors. In addition, we may accept returns from customers for which we will not receive reimbursements from manufacturers or vendors. If the quality of service provided by such vendors falls below a satisfactory standard or if our level of returns exceeds expectations, this could harm our business.

We rely on other third parties in conducting our operations.

In conducting our operations, we depend on several other third parties, including the following:

  Fulfillment. Third parties fulfill a significant portion of our sales. Any service interruptions experienced by these distribution centers as a result of labor problems or otherwise could disrupt or prevent fulfillment of customer orders;

  Operating software. Our internally-developed auction software depends on operating systems, database and server software that have been developed, produced by and licensed from third parties;

  Payment processing. We rely on one or two processors of credit card transactions. If computer systems failures or other problems were to prevent them from processing our credit card transactions, we would experience delays and business disruptions; and

  Shipping. We use one or two primary delivery services to ship our products. Our business would suffer if labor problems or other causes prevented these or any other major carriers from delivering our products for significant time periods.

We may not be able to maintain satisfactory relationships with any of the above parties on acceptable commercial terms, and the quality of services that they provide may not remain at the levels needed to enable us to conduct our business effectively.

Our online commerce systems are vulnerable to interruption.

Customer access to our web site will directly affect the volume of orders and thus affect our revenues. System interruptions may make our web site unavailable or prevent us from fulfilling orders efficiently, reducing the volume of goods we sell and the attractiveness of our products and services. We may need to add hardware and software and further develop and upgrade our existing technology, transaction-processing systems and network infrastructure to accommodate increased traffic on our web site and increased sales volume. We maintain substantially all of our computer and communications hardware at two facilities, in Menlo Park, California and Vancouver, Washington. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, network break-ins, earthquake and similar events. Our backup systems and disaster recovery plan may not be adequate, and we may not have sufficient business interruption insurance to compensate us for losses from a major interruption. Computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems and similar disruptions could cause system interruptions, delays and loss of critical data, and could prevent us from providing services and accepting and fulfilling customer orders.

We depend on continued improvements in the Internet infrastructure and in our own systems.

Growth of the Internet generally. Our success depends in large part on the development of the Internet infrastructure and related enabling technologies, performance improvements and security measures for providing reliable Internet access and services. The Internet could suffer from performance problems or outages due to continued growth in Internet users and their bandwidth requirements, which could lead to decreased usage or growth in usage of our web site. Also, our ability to increase the speed with which we provide services to consumers and to increase the scope of such services is limited by and dependent upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services is dependent on future improvements to the entire Internet.

Growth of our own systems in particular. Our revenues depend upon the number of visitors who use our web site and the volume of orders we fulfill through our web sites. We use an internally developed system for our web site and several aspects of transaction processing, including billing, shipping and tracking. We may be required to add additional hardware and software and further develop and upgrade our existing technology, transaction-processing systems and network infrastructure to accommodate increased traffic on our web site and increased sales volume through our transaction-processing systems. Any failure to do so may cause unanticipated systems disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

We may be unable to protect our intellectual property.

Generally, our performance and ability to compete are dependent to an important degree on our ability to protect and enforce our intellectual property rights, which include the following:

  our proprietary technology;

  our registered U.S. trademarks and our other trademarks and service marks; and

  our domain names, each of which relates to our brand.

We rely on a combination of patent, trademark, copyright and trade secret laws, regulations governing domain names, confidentiality agreements and technical measures to establish and protect our proprietary rights. We may not be able to protect our proprietary rights, and our inability or failure to do so could result in lost or forgone licensing revenues, dilution of the Egghead.com brand and other loss of competitive and commercial advantages that we hold. Additionally, we may choose to litigate to protect our intellectual property rights, which could result in a significant cost of resources and money to us. We may not be successful in any litigation that we undertake.

We could face litigation risks.

Intellectual property rights. Our business activities may infringe upon the proprietary rights of others, and we have in the past received, and may in the future receive, notices from third parties claiming infringement by our software or other aspects of our business. Any of these claims, with or without merit, could result in significant litigation costs and diversion of resources and management attention, and could require us to enter into royalty and licensing agreements (which may not be available on terms acceptable to us or at all). Successful litigation could result in invalidation of our proprietary rights or significant liability for damages, which could harm our business.

Products liability and consumer protection. Our sale of products through our web sites could subject us to product liability claims or consumer protection regulation, and states and other jurisdictions other than California and Washington may interpret their products liability or consumer protection laws to apply to Internet commerce providers such as us that enter into transactions with their residents. While we carry liability insurance, this may not be adequate to compensate for substantial claims, and these claims could have a harmful effect on our business.

Liability for information transmitted over our online services. The law relating to the liability of online services companies for information carried on or disseminated through our services is currently unsettled. Claims could be made against us under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through our services. Several private lawsuits seeking to impose such liability on other online services companies are currently pending. In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The potential imposition of liability on online services companies for information carried on or disseminated through their services could require us to alter our service offerings.

We expect our stock price to be volatile.

The market price of the shares of our common stock has been and we expect it to continue to be, subject to wide fluctuations in response to several factors, such as:

  actual or anticipated variations in our results of operations;

  announcements of technological innovations;

  new sales formats, services or product introductions by us or our competitors;

  developments with respect to patents, copyrights or proprietary rights;

  changes in financial estimates by securities analysts; and

  conditions and trends in the Internet and electronic commerce industries.

The stock markets generally, and the Nasdaq National Market in particular, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of our common stock. In the past, stockholders have instituted securities class action litigation against several companies following periods of volatility in the market price of their securities. Such litigation, if instituted against us, could result in diversion of our management's attention and resources and substantial financial costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long term debt. We do not use derivative financial instruments in our investment portfolio. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. All of our cash equivalents and short- term investments, consisting principally of commercial paper, debt securities and governmental securities, are classified as available-for-sale as of December 31, 1999. We do not expect any material loss with respect to our investment portfolio.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio.

(In thousands, except interest rates)      2000
                                        ----------
 Cash equivalents......................   $62,813
    Fixed Interest Rate                      3.48%

 Investments...........................   $18,000
    Fixed Interest Rate                      6.01%

We also have market risk related to our long-term debt obligation, which matures in 2002. The principal amount of this obligation is $2.0 million and has a variable rate of interest which is equal to the prime rate of the Dai- ichi Kangyo Bank in Tokyo, Japan. At December 31, 1999 this prime rate was 1.375%.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements Page

Financial Statements:

        Report of Independent Accountants                                                  35

        Report of Independent Accountants                                                  36

        Balance Sheets at December 31, 1999 and 1998                                       37

        Statements of Operations for each of the three years in the period ended

                December 31, 1999                                                          38

        Statements of Cash Flows for each of the three years in the period ended

                December 31, 1999                                                          39

        Statements of Stockholders' Equity for each of the three years in the

                period ended December 31, 1999                                             40

        Notes to Financial Statements                                                      41

        Financial Statement Schedules:

                II - Valuation and Qualifying Accounts for each of the three years in

                the period ended December 31, 1999                                         52

        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

Supplementary Financial Data:
    Quarterly Financial Data (unaudited) for the two years ended December 31, 1999            53
zzzz

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Egghead.com, Inc.

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Egghead.com, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. The consolidated financial statements for the year ended December 31, 1998 give retroactive effect to the merger of Onsale, Inc. and Old Egghead.com, Inc. on November 19, 1999, which has been accounted for as a pooling of interests as described in Note 1. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Old Egghead.com, Inc. used for purposes of preparing the consolidated financial statements and financial statement schedule for the year as discussed in Note 1, which statements reflect total assets of $176.2 million at April 3, 1999 (of which $119.5 million was audited by us) and total revenues of $148.4 million for the year ended April 3, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Old Egghead.com, Inc, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California

February 22, 2000, except as to Note 16 which is as of March 29, 2000

EGGHEAD.COM, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Egghead.com, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Egghead.com for the year ended December 31, 1997. The consolidated statements for the year ended December 31, 1997 give retroactive effect to the merger with Onsale, Inc. on November 19, 1999, which has been accounted for as a pooling of interests as described in Note 1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We did not audit the financial statements of Onsale, Inc. included in the consolidated financial statements of Egghead.com, Inc. for the year ended December 31, 1997, which statements reflect total revenues constituting 23 percent of the related consolidated totals in 1997. These statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Onsale, Inc., is based solely upon the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of the other auditors, the consolidated financial statements of Egghead.com, Inc. referred to above present fairly, in all material respects the results of their operations and their cash flows for the year ended December 31, 1997, after giving retroactive effect to the merger with Onsale, Inc. as described in Note 1, all in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements referred to above, taken as a whole. The Schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein for the year ended December 31, 1997, in relation to the basic consolidated financial statements referred to above, taken as a whole.

Arthur Andersen LLP

Portland, Oregon

January 27, 2000

EGGHEAD.COM, INC.

Consolidated Balance Sheets
(In thousands, except par value and share data)

                                                               December 31,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
Assets
Current assets:
 Cash and cash equivalents...............................   $68,223    $145,475
 Short-term investments..................................    18,000      20,696
 Accounts receivable, net of allowances
   of $2,320 and $1,273, respectively....................    12,782       7,535
 Merchandise inventory...................................    17,900      23,408
 Prepaid expenses and other current assets...............     1,461       1,243
                                                          ----------  ----------
   Total current assets..................................   118,366     198,357
Property and equipment, net..............................     9,513      13,220
Investment in joint venture..............................       799       1,800
Goodwill,net.............................................       --       31,631
Other assets.............................................       452         603
                                                          ----------  ----------
   Total assets..........................................  $129,130    $245,611
                                                          ==========  ==========
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable........................................   $34,512     $26,148
 Accrued expenses........................................    29,168      17,586
 Deferred revenue........................................     7,646       1,836
 Reserves and liabilities related to restructuring.......     2,336       6,517
                                                          ----------  ----------
   Total current liabilities.............................    73,662      52,087
                                                          ----------  ----------
Long-term liabilities....................................     2,046       2,016
                                                          ----------  ----------
Commitments and contingencies (Note 10)

Stockholders' equity:
 Convertible preferred stock, $0.001 par value;
  2,000,000 shares authorized: no shares issued
  and outstanding........................................       --          --
 Common stock, $0.001 par value; 98,000,000 shares
  authorized; 37,199,240 and 36,646,252 shares
  issued and outstanding, respectively...................        37          37
 Additional paid-in capital..............................   321,961     317,928
 Accumulated deficit.....................................  (268,576)   (126,457)
                                                          ----------  ----------
   Total stockholders' equity............................    53,422     191,508
                                                          ----------  ----------
   Total liabilities and stockholders' equity............  $129,130    $245,611
                                                          ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

EGGHEAD.COM, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

                                                 Years Ended December 31,
                                            -------------------------------
                                              1999       1998       1997
                                            --------- ---------- ----------
Revenue:
  Online..............................      $503,171   $352,491   $145,734
  Retail..............................            --        --     231,724
  Commission and other revenue........        11,633      3,981      4,602
                                            --------- ---------- ----------
     Total revenue....................       514,804    356,472    382,060
                                            --------- ---------- ----------
Cost of revenue:
  Online..............................       487,177    320,086    127,352
  Retail..............................            --        --     205,159
                                            --------- ---------- ----------
     Total cost of revenue............       487,177    320,086    332,511
                                            --------- ---------- ----------
Gross profit:
  Online..............................        15,994     32,405     18,382
  Retail..............................            --        --      26,565
  Commission and other revenue........        11,633      3,981      4,602
                                            --------- ---------- ----------
     Total gross profit...............        27,627     36,386     49,549
                                            --------- ---------- ----------
Operating expenses:
  Sales and marketing.................       101,753     62,272     64,920
  General and administrative..........        22,017     18,783     17,262
  Engineering.........................        15,521     11,821      7,700
  Amortization of goodwill............         1,534      1,708      1,009
  Merger costs........................        52,215        --         --
  Restructuring and impairment costs..        (2,735)       --      19,500
                                            --------- ---------- ----------
     Total operating expenses.........       190,305     94,584    110,391
                                            --------- ---------- ----------
Loss from operations..................      (162,678)   (58,198)   (60,842)
Equity in net loss of joint venture...        (1,001)      (200)       --
Interest and other income, net........         8,750      9,309      3,839
                                            --------- ---------- ----------
Loss from continuing operations before
  income taxes........................      (154,929)   (49,089)   (57,003)
Provision for income taxes............            --        --         --
                                            --------- ---------- ----------
Loss from continuing operations before
  discontinued operations.............      (154,929)  ($49,089)  ($57,003)
Income from discontinued operations,
  net of tax expense of $0.............           --        --        4300
                                            --------- ---------- ----------
Net loss..............................     ($154,929)  ($49,089)  ($52,703)
                                            ========= ========== ==========
Earnings (loss) per share-basic and
  diluted:
  Continuing operations...............        ($4.29)    ($1.50)    ($2.07)
  Income from discontinued operations.            --        --        0.16
                                            ========= ========== ==========
Net loss per share - basic and diluted        ($4.29)    ($1.50)    ($1.91)
                                            ========= ========== ==========

Weighted average common shares:
  Basic and diluted...................        36,146     32,834     27,588
                                            ========= ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

EGGHEAD.COM, INC.

Consolidated Statements of Cash Flows
(in thousands)

                                                     Years Ended December 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
Cash flows from operating activities:
  Net loss.......................................($154,929) ($49,089) ($52,703)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Old Egghead loss for the quarter ended
        April 3, 1999............................   12,810       --        --
      Depreciation and amortization..............    9,239     6,081     6,425
      Equity in net loss of joint venture........    1,001       200       --
      Interest on long-term liabilities..........       30        16       --
      Deferred rent and other....................      --        --       (435)
      Abandonment of duplicate property and
        equipment related to merger, including
        related goodwill.........................   39,206       --        --
      Gain on sale of equity investment..........      --     (3,349)      --
      Restructuring charges......................      --        --     32,591
      (Gain) loss on sale of assets..............      --       (272)      216
      Changes in assets and liabilities:
        Accounts receivable, net.................   (5,247)      525    10,252
        Merchandise inventory....................    5,508    (4,853)   25,835
        Prepaid expenses and other assets........      (67)      509     1,526
        Accounts payable.........................    8,364     9,117   (25,438)
        Accrued expenses.........................   11,582     3,232     2,769
        Deferred revenue.........................    5,810     1,333      (101)
        Reserves and liabilities related to
         to restructuring........................   (4,181)  (10,709)  (11,157)
        Current liabilities for discontinued
         operations..............................      --        --     (7,648)
                                                  --------- --------- ---------
         Net cash used in operating activities...  (70,874)  (47,259)  (17,868)
                                                  --------- --------- ---------
Cash flows from investing activities:
  Purchase of short-term available-for-sale
    investments..................................  (29,406)  (31,649)      --
  Proceeds from sales of short-term
    available-for-sale investments...............   32,102    10,953       --
  Proceeds from sale of equipment................      --      7,110        87
  Proceeds from sale of equity investment........      --      3,348       --
  Purchase of property and equipment.............  (13,107)  (13,217)   (4,397)
                                                  --------- --------- ---------
Net cash used in investing activities............  (10,411)  (23,455)   (4,310)
                                                  --------- --------- ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock and
   exercise of warrants, net.....................    4,033    92,242    65,948
  Proceeds from stockholder note receivable, net       --        --        100
  Payment of capital leases                            --        --       (125)
  Payment of notes payable of acquired subsidiary      --        --     (6,000)
                                                  --------- --------- ---------
Net cash provided by financing activities........    4,033    92,242    59,923
                                                  --------- --------- ---------
Net increase (decrease) in cash and cash
 equivalents.....................................  (77,252)   21,528    37,745
Cash and cash equivalents at beginning of
 period..........................................  145,475   123,947    86,202
                                                  --------- --------- ---------
Cash and cash equivalents at end of period.......  $68,223  $145,475  $123,947
                                                  ========= ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

EGGHEAD.COM, INC.

Consolidated Statements of Stockholders' Equity
(in thousands)

                              Convertible                                  Addi-
                           Preferred Stock      Common Stock      Note    tional    Accumu-
                          ----------------- ------------------- Receiv-   Paid-In    lated
                           Shares   Amount    Shares    Amount    able    Capital   Deficit     Total
                          --------- ------- ----------- ------- -------- --------- ---------- ----------
Balance at December 31,
 1996....................      365      $1      22,118     $22    ($100) $127,117   ($24,665)  $102,375
Issuance of Series B
  convertible preferred
  stock pursuant to
  exercise of warrants...      203       1        --       --        --     1,945        --       1,946
Issuance of common
  stock upon initial
  public offering, net
  of issuance costs......      --      --        2,875       3       --    14,805        --      14,808
Conversion of Series A
  and B convertible
  preferred stock into
  common stock upon
  initial public
  offering...............     (568)     (2)      1,704       2       --       --         --         --
Issuance of common
  stock upon secondary
  offering, net of
  issuance costs.........      --      --        1,709       2       --    45,128        --      45,130
Issuance of common
  stock pursuant to
  the employee benefit
  plan...................      --      --          509     --        --     4,125        --       4,125
Issuance of common
  stock for acquisition
  of subsidiary..........      --      --        3,001       3       --    32,572        --      32,575
Repayment of note
  receivable from
  stockholder............      --      --         --       --       100       --         --         100
Net loss.................      --      --         --       --        --       --     (52,703)   (52,703)
                          --------- ------- ----------- ------- -------- --------- ---------- ----------
Balance at December 31,
 1997....................      --      --       31,916      32       --   225,692    (77,368)   148,356
Issuance of common
  stock upon secondary
  offering, net of
  issuance costs.........      --      --        3,249       3       --    72,901        --      72,904
Issuance of common
  stock pursuant to
  employee benefits plan       --      --        1,538       2       --    19,877        --      19,879
Retirement of common
  stock in final settle-
  ment of acquisition of
  subsidiary.............      --      --          (57)    --        --      (542)       --        (542)
Net loss.................      --      --         --       --        --       --     (49,089)   (49,089)
                          --------- ------- ----------- ------- -------- --------- ---------- ----------
Balance at December 31,
 1998....................      --      --       36,646      37       --   317,928   (126,457)   191,508

Issuance of common
  stock pursuant to
  employee benefit plans       --      --          553     --        --     4,033        --       4,033
Old Egghead net loss for
  quarter ended
  April 3, 1999..........      --      --         --       --        --       --      12,810     12,810
Net loss.................      --      --         --       --        --       --    (154,929)  (154,929)
                          --------- ------- ----------- ------- -------- --------- ---------- ----------
Balance at December 31,
 1999....................      --    $ --       37,199     $37     $ --  $321,961  ($268,576)   $53,422
                          ========= ======= =========== ======= ======== ========= ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Egghead.com, Inc. (the "Company") is an Internet retailer selling retail and wholesale goods to businesses, resellers and consumers through its online superstores and online auction smart deal web pages. Through its online superstores, the Company sells new, current-version computer equipment and related products. Through its online auction and smart deal web pages, the Company sells excess merchandise and services, such as refurbished and close- out products. Merchandise sold in auction and smart deals includes computers and computer related products, consumer electronics, sporting goods and travel. The Company conducts its business within one industry segment.

The Company was incorporated in California in July 1994 and commenced operations in May 1995 as Onsale, Inc. ("Onsale"). In March 1997, the Company reincorporated in Delaware and exchanged each share of each series of stock of the predecessor company for one share of each corresponding series of stock of the Delaware successor.

On November 19, 1999, Onsale acquired Egghead.com, Inc. ("Old Egghead") and changed its name from Onsale, Inc. to Egghead.com, Inc. This acquisition was accounted for as a pooling of interests. The consolidated financial statements for each of the three years in the period ended December 31, 1999 and the accompanying notes reflect the Company's financial position and results of operations as if Old Egghead was a wholly-owned subsidiary of the Company for all periods presented. Old Egghead used a 52/53 week fiscal year that ended on the Saturday nearest March 31; for convenience, these fiscal years are referred to as "March 31." The accompanying consolidated financial statements combine the financial position of Old Egghead as of March 31, 1999 with the financial position of Onsale as of December 31, 1998. The results of operations of Old Egghead from January 1, 1999 through the acquisition date and fiscal years ended March 31, 1999 and 1998 are combined with Onsale's results of operations for the years ended December 31, 1999, 1998, and 1997, respectively. The operations of Old Egghead for the three month period ended March 31, 1999, resulting in net sales and a net loss of $42.3 million and $12.8 million, respectively, have been included in the consolidated statements of operations for the years ended December 31, 1999 and 1998. Accordingly, the net loss of $12.8 million for the three month period ended March 31, 1999 is reflected as an adjustment to accumulated deficit in 1999.

The components of the consolidated results of operations of Onsale and Old Egghead prior to the date of acquisition are as follows (in thousands):

                                                Years Ended December 31,
                                            -------------------------------
                                              1999       1998       1997
                                            --------- ---------- ----------

Net revenues:
  Onsale..............................      $364,025   $207,751    $88,981
  Old Egghead.........................       150,779    148,721    293,079
                                            --------- ---------- ----------
                                            $514,804   $356,472   $382,060
                                            ========= ========== ==========

Net loss:
  Onsale..............................      ($64,522)  ($14,666)   ($2,472)
  Old Egghead.........................       (90,407)   (34,423)   (50,231)
                                            --------- ---------- ----------
                                           ($154,929)  ($49,089)  ($52,703)
                                            ========= ========== ==========

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company's revenue is currently derived from online sales of merchandise and from commission and other revenue. Prior to February 1998, the Company also derived revenue from retail sales through Old Egghead's retail stores and catalog/mail-order operations. Online sales include sales of purchased inventory and sales of inventory placed on consignment with the Company. Commission and other revenue consist of commissions on agency transactions and advertising revenue.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the requirements of SAB 101.

Purchased inventory

For sales of purchased inventory, the Company conducts online sales, bills the customer, ships the merchandise to the customer and processes merchandise returns. The Company recognizes the full sales amount as revenue upon authorization of the credit card transaction and shipment of the merchandise. The Company bears both inventory and credit risk with respect to sales of its inventory. When credit card authorization has been received but the merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped.

Consignment inventory

For sales of consignment inventory (where physical possession of the merchandise may be maintained by the Company or by the vendor), the Company is not obligated to take title to the merchandise until sold. Upon completion of a consignment sale, the Company takes title to the merchandise, charges the customer's credit card and either ships the merchandise directly or arranges for a third party to complete delivery to the customer. The Company pays the vendor for the merchandise. The Company records the full sales amount as revenue upon authorization of the credit card and shipment of the merchandise. In consignment transactions, the Company is at risk of loss for collecting all sales proceeds, delivery of the merchandise and returns from customers. When credit card authorization has been received but the merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped.

Sales returns

For online sales, the Company will allow customers to return products in certain circumstances. Accordingly, the Company provides for allowances for estimated future returns at the time of shipment and periodically reviews the reserves and adjusts requirements based on historical and anticipated experience.

Retail

Until February 1998, Old Egghead recognized revenue on its retail stores and catalog/mail-order operations when the product was picked up by or shipped to its customer. A provision for sales returns and allowance was recorded based on historical experience.

Commission and other revenue

In agency transactions, the Company conducts online sales and processes orders in exchange for a commission on the sale of the supplier's merchandise. Under this arrangement, at the conclusion of a sale, the Company forwards the order information to the supplier, who then charges the customer's credit card and ships the merchandise to the customer. In an agency transaction, the Company does not take title to or possession of the merchandise, and the supplier bears all of the risk of credit card chargebacks and customer returns.

Egghead also earns revenue from the sale of advertisements on its web site. These revenues are recognized as the advertisement is displayed.

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with an original maturity of three months or less from the date of purchase. The Company's short-term investments consist of certificates of deposit, commercial paper and debt securities with remaining maturities between 90 and 365 days. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to account for its investments at fair market value as of the balance sheet date and record unrealized gains and losses in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. As of December 31, 1999, 1998 and 1997, the Company had restricted cash of approximately $1.8, $2.5 and $1.6 million, respectively.

Merchandise inventory

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Property and equipment

Property and equipment including leasehold improvements and capitalized software are stated at cost less accumulated depreciation and amortization. Depreciation of equipment, furniture and fixtures and software is computed using the straight-line method over the estimated useful lives ranging from two to seven years. Depreciation of buildings is provided using the straight- line method over their estimated useful lives of up to 30 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the lease term or the assets' estimated useful lives.

The Company applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Goodwill

The purchase price of net assets of businesses acquired in purchase transactions is allocated based on the fair value of the assets at the date of acquisition. Goodwill was amortized over 20 years. Goodwill at December 31, 1998 and 1997 was $31.6 million and $33.2 million, net of accumulated amortization of $2.7 million and $1.0 million, respectively. As a result of the completion of the merger, the Company wrote-off the remaining goodwill balance as discussed in Note 11.

Comprehensive income

The Company applies the provisions of SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") which requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss) which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the years ended December 31, 1999 and 1998 the Company's comprehensive loss consisted of its net loss and insignificant unrealized gains/losses on short-term available-for-sale securities.

Advertising costs

All advertising costs are expensed as incurred. The Company does not incur any significant direct-response advertising costs. For the years ended December 31, 1999, 1998 and 1997 advertising costs totaled $51.4, $23.6, and $19.4 million, respectively.

Capitalized software development for internal use

In 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98- 1"). The Company capitalized software costs related to internally developed or purchased software in accordance with SOP 98-1 in the amount of $6.1 million in 1999 and $6.2 million in 1998. Amounts capitalized are amortized on a straight-line basis over three years. Amortization expense for the years ended December 31, 1999 and 1998 was approximately $4.9 and $1.7 million, respectively. In connection with the merger with Old Egghead, the Company wrote-off approximately $6.2 million, net of accumulated depreciation, of Old Egghead's capitalized software upon abandonment in the fourth quarter of 1999, following the merger.

Engineering expenses

Engineering expenses include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web site. Engineering costs are expensed as incurred, except for engineering costs capitalized in accordance with SOP 98-1.

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

Dependence on merchandise vendors

The Company does not manufacture any of the merchandise that it sells. The Company's strategy has been to develop and maintain relationships with brokers, original equipment manufacturers and distributors to secure a continuing supply of merchandise to be auctioned or sold directly to the public.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company's accounts receivable include: 1) receivables from a credit card vendor for customer charges; 2) receivables from vendors and other businesses for advertising on the Company's web site; 3) commissions from agency transactions earned from suppliers located in the United States and Canada; 4) receivables from vendors for returned merchandise; and 5) receivables for sales to small business, educational institutions and governmental entities. The Company generally requires no collateral from its vendors and customers. Online sales are made through credit cards or on open account and are approved prior to shipment of merchandise. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and potential credit losses. At December 31, 1999, the receivable from a major credit card vendor was approximately $5.7 million, or 45% of the total accounts receivable balance.

Basic and diluted net income (loss) per share

The Company calculates earnings (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted- average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). During the years ended December 31, 1999, 1998 and 1997, options to purchase approximately 5.5 million, 4.0 million, and 4.2 million shares, respectively, were outstanding but not included in the computation because they were antidilutive.

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

NOTE 2 - DETAILS OF BALANCE SHEET COMPONENTS

                                           December 31,
                                      ---------------------
                                         1999       1998
                                      ---------- ----------
                                          (in thousands)
Property and equipment:
  Computer equipment................     $5,956     $7,910
  Software..........................      4,217      7,891
  Furniture and fixtures and
   telecommunications equipment.....      4,080      3,168
  Land and buildings................        563        563
  Leasehold improvements............      2,256      1,868
                                      ---------- ----------
                                         17,072     21,400
Less: accumulated depreciation
 and amortization...................     (7,559)    (8,180)
                                      ---------- ----------
 Property and equipment, net........     $9,513    $13,220
                                      ========== ==========

Accrued expenses at December 31,1999 included $9.0 million in merger costs primarily related to investment banking fees and $4.8 million in accrued advertising expense. Accrued expenses at December 31, 1998 included $3.0 million in accrued compensation and benefits and $2.6 million in reserves related to Old Egghead's discontinued operations.

NOTE 3 - INVESTMENT IN JOINT VENTURE

On May 15, 1998, the Company entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K. K., which commenced operations in the third quarter of 1998. The Company owns a 40% interest in the joint venture and accounts for its interest using the equity method of accounting and, accordingly, the Company recognizes its share of net profits or losses of the joint venture as an adjustment to its initial investment amount. The Company's initial investment of $2.0 million was funded through a note payable to Softbank Corporation denominated in U.S. dollars. The principal and accrued interest thereon is due the earlier of the closing date of an initial public offering of the joint venture or in December 2002. Interest accrues at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan (1.375% as of December 31, 1999). This note has no right of offset against the Company's investment in the joint venture.

NOTE 4 - RELATED PARTY TRANSACTIONS

In the fourth quarter of 1998, the Company entered into a five year secured loan agreement with one of the officers of the Company and loaned the officer $250,000 for housing assistance related to his relocation and employment. This loan is recorded as a long-term note receivable and requires quarterly interest payments computed at an annual interest rate of 4.46%.

NOTE 5 - CONVERTIBLE PREFERRED STOCK AND WARRANTS

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

NOTE 6 - COMMON STOCK

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

In March 1999, Old Egghead issued 3,249,000 shares of its common stock through a secondary offering, resulting in net proceeds of approximately $72.9 million.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the acquisition of Old Egghead, the Company assumed Old Egghead's 1997 Non-officer Employee Stock Option Plan, the Surplus Software, Inc. 1996 Stock Option Plan, the Non-employee Director Stock Option Plan and the Amended and Restated 1993 Stock Option Plan (collectively, the "Plans"). Outstanding options in these plans totaled 1,348,876 shares at November 19, 1999 (the Merger date). The options that were issued under the Plans have retained their original option dates, option term and vesting schedules. The options generally vest over four years and terminate after 10 years.

Under the Company's 1995 Equity Incentive Plan (the "1995 Plan"), shares of common stock are reserved for issuance pursuant to stock options, restricted stock and stock bonuses that may be granted to employees, directors and consultants. On May 18, 1998, stockholders approved an amendment to the 1995 Plan to increase the total number of shares of common stock reserved for issuance under this plan from 3.5 million shares to 5.3 million shares. In May 1999, the stockholders approved approximately 392,000 additional shares and that the number of shares available for issuance be increased automatically by an amount equal to 4% of the outstanding shares of the Company's common stock as of the last day of the prior year. In September 1999, the Company's Board of Directors approved an additional 950,000 shares to be authorized and reserved for issuance under the 1995 Plan. Incentive stock options must be granted with exercise prices of at least the fair market value of the Company's common stock on the date of grant (at least 110% of the fair market value of the Company's common stock in the case of holders of more than 10% of the Company's voting stock), and nonqualified stock options must be granted with exercise prices of at least 85% of fair market value of the Company's common stock on the date of grant. Options generally vest over a 48-month period and expire at the conclusion of terms not exceeding ten years from the date of grant. At December 31, 1999, 6,909,516 shares were reserved for issuance under the 1995 Plan.

Directors stock option plan

In December 1996, the Company's Board of Directors adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and reserved 100,000 shares of common stock for issuance thereunder. The Company's stockholders approved the Directors Plan in January 1997. Only outside directors may be granted options under the Directors Plan. The Directors Plan provides for an initial grant to outside directors of 15,000 shares. In addition, the Directors Plan provides for automatic annual grants of 5,000 shares thereafter. The exercise price must be 100% of the fair market value of the Company's common stock on the date of grant. The options vest over a 48-month period and expire ten years from the date of grant. At December 31, 1999, there were options to purchase 27,427 shares of common stock with exercise prices ranging from $14.01 to $31.50, of which 10,911 options were exercisable.

Employee stock purchase plan

In December 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 150,000 shares of common stock for issuance thereunder. The Company's stockholders approved the Purchase Plan in January 1997. On May 18, 1998, the stockholders approved an amendment to the Purchase Plan to increase the number of shares of Common Stock reserved for issuance by 150,000 shares to 300,000 shares and to provide that the number of shares reserved for issuance thereunder will be increased automatically at the beginning of each year by an amount equal to 1.5% of the outstanding shares of the Company as of the last day of the prior year. The Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of their annual compensation not to exceed $21,250. Eligible employees may purchase up to 1,500 shares in any calendar year. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Each offering period will have a maximum duration of 24 months and shares of common stock will be purchased for each participant at semi-annual intervals during each offering period. At December 31, 1999, 406,844 shares were reserved for future issuance under this plan.

In connection with the acquisition of the Old Egghead, the Company assumed the 1989 Employee Stock Purchase Plan of Old Egghead and will continue to provide options to acquire the common stock of the Company to Old Egghead employees as long as they are still employed by the Company at the stock purchase date, June 30, 2000. The stock will be issued at the lesser of 85% of the fair market value of the Common Stock on July 1, 1999 or 85% of the fair market value of the following June 30. This plan will be discontinued after the June 30, 2000 purchase period is completed.

A summary of stock option activity under the Plans, the 1995 Plan and the Directors Plan is as follows:

                                                     Weighted-
                                         Options      Average
                                        Outstand-     Exercise
                                           ing         Price
                                      ------------- ------------
Balance at December 31, 1996........     3,628,464        $8.61
  Granted...........................     1,890,614         8.69
  Exercised.........................      (477,566)        9.70
  Canceled..........................      (837,701)       14.08
                                      ------------- ------------
Balance at December 31, 1997........     4,203,811         8.78
  Granted...........................     1,891,199        20.84
  Exercised.........................    (1,418,658)       13.28
  Canceled..........................      (642,739)        9.63
                                      ------------- ------------
Balance at December 31, 1998........     4,033,613        12.66
  Granted...........................     3,437,994        22.89
  Exercised.........................      (468,843)        6.83
  Canceled..........................    (1,524,251)       20.49
                                      ------------- ------------
Balance at December 31, 1999........     5,478,512       $17.34
                                      ============= ============

565,000 options granted to an officer during 1996 vested over 18 months with 565,000, 565,000, and 465,334 vested as of December 31, 1999, 1998 and 1997, respectively.

The weighted-average grant-date fair value of options granted was $17.48, $16.58 and $5.08 during 1999, 1998 and 1997, respectively.

At December 31, 1998, 1.5 million options were fully vested and exercisable at prices ranging from $0.03 to 33.61 and at December 31, 1997, 1.9 million options were fully vested and exercisable at prices ranging from $0.03 to 35.40.

The following table summarizes information about stock options outstanding as of December 31, 1999:

                          Options Outstanding         Options Exercisable
                 ---------------------------------- ----------------------
                             Weighted-
                              Average    Weighted-              Weighted-
                   Number    Remaining    Average                Average
  Range of          Out-    Contractual  Exercise     Number     Exercise
Exercise Prices   standing  Life(Years)    Price    Exercisable   Price
---------------- ---------- ----------- ----------- ----------- ----------
 $0.03 -   6.63    588,499        6.16       $0.73     545,808      $0.49
 $7.00 -   8.52    162,240        7.15       $7.62     107,499      $7.81
 $9.25 -   9.51    587,798        7.13       $9.51     569,269      $9.51
 $9.73 -  13.81    560,606        9.26      $12.89     109,027     $11.56
$14.00 -  15.25    625,717        8.95      $14.75     154,528     $14.69
$15.38 -  17.04    548,020        8.97      $16.49     248,532     $16.87
$17.06 -  21.94    619,462        9.29      $18.81      96,483     $18.77
$22.13 -  24.78    489,115        8.92      $23.31     102,807     $22.60
$25.25 -  26.25    727,543        9.80      $26.18      28,682     $25.89
$26.56 -  63.50    569,512        8.93      $35.42     161,424     $34.64
                 ----------                         -----------
                 5,478,512                           2,124,059
                 ==========                         ===========

Option Repricing

In April 1997, the Compensation Committee of the Old Egghead Board of Directors approved a plan pursuant to which certain executive officers and employees were offered an opportunity to exchange options having exercise prices in excess of the then-current fair market value for new options having an exercise price of $7.74 per share. Recipients of the repriced replacement options received credit for vesting under the original options, but could not exercise the new options for a one-year period following their date of grant.

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

The fair value of options granted under the 1995 Plan and stock purchase rights under the Purchase Plan for fiscal years 1999, 1998 and 1997 has been estimated at the date of grant using a Black-Scholes option pricing model. The following assumptions were used for the 1995 Plan and Director's Plan (including options granted under the Old Egghead Plan prior to the merger): dividend yield of 0.0%; risk-free interest rates of 5.5%, 5.1%, and 6.4% in 1999, 1998 and 1997, respectively; a weighted average expected option term of five years; and expected volatility of 100% in 1999 and 1998 and 70% in 1997. The following assumptions were used for the Purchase Plan: dividend yield of 0.0%; risk-free interest rates of 4.5%, 5.7%, and 6.0% in 1999, 1998 and 1997, respectively; a weighted average expected option term of two years; and volatility of 100% in 1999 and 1998 and 70% in 1997.

The fair value of options granted under Old Egghead's Plans for fiscal years 1998 and1997 were estimated at the date of grant using a Black-Scholes option pricing model. The following assumptions were used for the Plans: dividend yield of 0.0%; risk-free interest rates of 5.4% and 6.3% in 1998 and 1997, respectively; a weighted average expected option term of 4.3 and 3.5 years in 1998 and 1997, respectively; and volatility of 96% and 70% in 1998 and 1997, respectively.

Had compensation cost been recognized in accordance with SFAS 123, the pro forma results would have been a net loss of $169.6 million or $4.69 per basic and diluted share in 1999, a net loss of $56.5 million or $1.72 per basic and diluted share in 1998, and a net loss of $57.5 million or $2.08 per basic and diluted share in 1997.

Because the determination of the fair value of the options granted for all periods presented is based on the assumptions set forth above, the above pro forma disclosures may not be indicative of the pro forma effects of option grants on reported net income (loss) for future years.

NOTE 8 - 401(k) PLAN

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

The Company assumed Old Egghead's 401(k) Plan ("the Old Egghead 401(k) Plan") upon consummation of the acquisition of Old Egghead. In the Old Egghead 401(k) Plan, employee contributions were matched by the Company at 25% of the employee's contribution up to 5% of their compensation upon the employee's completion of six months of full-time employment or one year of eligibility service. Contributions are fully vested upon the completion of five years of service. Contributions for all periods presented were not significant.

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

                                             Years Ended December 31,
                                        --------------------------------
                                           1999       1998       1997
                                        ---------- ---------- ----------
Current:
Federal...............................     $  --      $  --       ($106)
State...............................          --         --         --
                                        ---------- ---------- ----------
                                              --         --        (106)

Deferred:
Federal...............................        --         --          95
State...............................          --         --          11
                                        ---------- ---------- ----------
                                              --         --         106
                                        ---------- ---------- ----------
                                            $ --       $ --       $  --
                                        ========== ========== ==========

The provision (benefit) for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as summarized below (in thousands):

                                             Years Ended December 31,
                                        --------------------------------
                                           1999       1998       1997
                                        ---------- ---------- ----------
Tax benefit at statutory rate.........   ($48,318)  ($16,690)  ($19,381)
Non-recognition of benefit of
     operating losses.................     38,709     16,648     19,574
Refund due to NOL carryback of tax
     benefit..........................        --         --        (106)
Gooodwill write-off...................     10,379        --         --
Merger costs..........................       (790)       --         --
Other.................................         20         42        (87)
                                        ---------- ---------- ----------
                                            $  --      $  --      $  --
                                        ========== ========== ==========

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company provides a valuation allowance for the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance is required at December 31, 1999.

Significant components of the Company's deferred tax assets are as follows:

                                             December 31,
                                        ---------------------
                                           1999       1998
                                        ---------- ----------
Net operating loss carry forwards.....    $87,170    $38,551
Reserves and accruals.................      4,482     10,952
Other.................................        --          85
                                        ---------- ----------
                                           91,652     49,588
Valuation allowance...................    (91,652)   (49,588)
                                        ---------- ----------
                                            $  --      $  --
                                        ========== ==========

The Company has a net operating loss carryforward for federal tax purposes of approximately $250 million, which will expire beginning in 2014. During 1997, the Company made cash payments for income taxes of $250,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

CREDIT LINE FOR INVENTORY FINANCING. At December 31, 1999, the Company had a credit line of $10.0 million for the financing of inventory. The terms to such financing vary depending on the vendor terms. The credit line is secured by the inventory purchased through the agreement with the lender. The lender has reserved the right to discontinue the inventory financing at any time at its discretion. At December 31, 1999 and 1998, there were no significant amounts outstanding under this line of credit.

LEASE COMMITMENTS. The Company leases office space for its corporate headquarters and warehouse. These leases expire at various times from one year to six years. Future annual minimum lease payments under all non- cancelable operating leases as of December 31,1998 were as follows (in thousands):

       Years Ending December 31,
---------------------------------------
 2000.................................     $3,221
 2001.................................      2,741
 2002.................................      2,590
 2003.................................        929
 2004.................................        269
                                        ----------
                                           $9,750
                                        ==========

Total rent expense for the years ended December 31, 1999, 1998, and 1997 was approximately $3.1 million, $2.8 million, and $8.3 million, respectively.

The Company has recorded a liability for retail stores and distribution facility lease terminations in connection with its retail restructurings. See Note 13.

SPONSORSHIP AGREEMENTS. The Company has entered into certain sponsorship agreements on specific web sites requiring minimum payments of $3.5 million and, under certain conditions, incremental fees based on the volume of traffic to its web site. These agreements expire at various times from April 2000 to December 2000.

LITIGATION. From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

NOTE 11 - ACQUISITION OF OLD EGGHEAD.

On November 19, 1999, the Company acquired Old Egghead, a publicly traded online retailer of software and other computer related products. Under the terms of the acquisition which was accounted for as a pooling of interests, the Company exchanged approximately 17.4 million shares of Old Onsale Common Stock for all of the Old Egghead outstanding common stock. Additionally, the Company converted approximately 2.5 million Old Egghead stock options into approximately 1.4 million Old Onsale stock options. During 1999, the Company recorded merger-related expenses of approximately $52.2 for direct transaction costs including investment banking and financial advisory fees of approximately $7.0 million and other merger related expenses of $6.8 million, consisting primarily of professional services, severance costs, contract termination costs and other merger related expenses. The Company also wrote off assets representing duplicate facilities which were abandoned, including hardware and software of approximately $8.7 million and goodwill of $30.5 million associated with these duplicate facilities. The Company also expects to incur approximately $2.0 million of additional costs through the first quarter of 2000 as the benefits are earned by the employees and additional expenses are incurred.

NOTE 12 - ACQUISITION OF SURPLUS DIRECT

On August 14, 1997, Old Egghead acquired Surplus Direct by issuing 3,000,652 shares of common stock, valued at approximately $32.6 million, and 163,348 options to purchase common stock. The transaction included payment of $6.0 million of Surplus Direct debt. At the time, Surplus Direct was engaged in direct marketing of off-price computer hardware and software through catalogs and two Internet commerce sites. This acquisition was recorded using the purchase method of accounting. Operating results of Surplus Direct are included in the statement of operations from the date of acquisition. An excess purchase price of approximately $34.2 million, over identifiable assets, was determined based on the fair values of assets acquired and liabilities assumed. This goodwill was being amortized over 20 years. In January 1999, the Company received and subsequently retired 56,497 shares of Common Stock originally issued in connection with the Surplus Direct acquisition in settlement of certain pre-acquisition contingencies.

NOTE 13 - RESTRUCTURING AND REORGANIZATION

In the fourth quarter of 1996, Old Egghead recorded a $24.0 million restructuring and impairment charge to reorganize its operations. This plan involved, among other things, closing 70 of the 156 Old Egghead retail stores, a significant reduction in its headquarters staff and the closure of its Lancaster, Pennsylvania distribution center. This charge included $6.2 million for the liquidation of inventory, $5.8 million in settlement of store and warehouse leases, $4.4 million for fixed asset dispositions and miscellaneous expenses, $3.3 million of store closing costs and related fixed asset dispositions, $3.3 million for severance and related benefits and $1.0 million in disposition and impairment of real estate. The $24.0 million restructuring charge was recorded as a $6.2 million charge to gross profit, a $1.8 million charge to selling and marketing expenses, a $0.3 million charge to general and administrative expenses and a $15.6 million charge to restructuring and impairment charges. The Company anticipates that the remaining payables as of December 31, 1999, related to the restructuring, consisting primarily of $80,000 in lease obligations will be substantially settled by the end of 2000.

In the fourth quarter of 1997, Old Egghead recorded a $37.6 million restructuring charge to reorganize its operations for a plan involving, among other things, closing the remaining Old Egghead retail stores, a significant reduction in its headquarters staff and the closure of its Sacramento, California distribution center. This charge included approximately $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store closing costs, $6.2 million for the liquidation of inventory, $2.1 million for the closure of the Sacramento distribution center and $2.2 million in severance, fixed asset disposal and other miscellaneous expenses related to the reduction of Old Egghead's headquarters operation. The $37.6 million restructuring charge was recorded as a $6.2 million charge to gross profit, a $6.4 million charge to selling and marketing expenses, a $0.5 million charge to general and administrative expenses and a $24.5 million charge to restructuring and impairment charges. The $24.5 million 1997 restructuring and impairment charge was partially offset by a reduction of $5.0 million in 1996 restructuring and impairment reserves. The Company anticipates that the remaining payables as of December 31, 1999, consisting primarily of $2 million in lease obligations, will be substantially completed by the 2007.

In the first quarter of 1999, the Company announced its plans to move its Washington facilities from Liberty Lake, Washington to Vancouver, Washington. The company recorded a restructuring charge of approximately $890,000 related to the move. The 1999 restructuring charge was offset by a reduction of approximately the same amount in 1997 restructuring reserves. The remaining liability of approximately $0.4 million at December 31, 1999 was substantially completed in January 2000 as settlement of outstanding severance.

NOTE 14 - DISCONTINUED OPERATIONS

Effective May 13, 1996, Old Egghead sold its CGE (Corporate, Government and Education) division to Software Spectrum, Inc. (SSI), a Texas corporation, for $45.0 million in cash pursuant to the terms of an asset purchase agreement entered into on March 23, 1996.

The income from discontinued operations for 1997 is comprised of net sales of $0 and income from discontinued operations of $4.3 million.

NOTE 15 - RECAPITALIZATION OF SUBSIDIARY

On November 11, 1997, Old Egghead recapitalized its wholly owned subsidiary ELEKOM. As part of the recapitalization, certain venture capitalists invested capital in ELEKOM, reducing the Company's ownership percentage to approximately 26% at the end of 1997. Prior to recapitalization, income and expenses of ELEKOM were recorded in the Company's operating results. After recapitalization, the Company's share of the results of operations of ELEKOM were included using the equity method of accounting and are reflected in the other income (expense) in the Company's consolidated statements of operations. On November 9, 1998, the remaining ownership in Elekom was sold at a gain of approximately $3.3 million. An additional $0.6 million gain is being deferred due to a contingency clause in the sales agreement and will be held in escrow until April 30, 2000, subject to resolution of the contingencies.

NOTE 16 - SUBSEQUENT EVENT

On February 17, 2000 the Company entered into an equity financing agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") under which the Company may sell shares of its common stock over a nine month period beginning February 18, 2000. The agreement provides that the minimum price at which the Company will sell its common stock is $10.00 per share before discount, unless a lower minimum is mutually agreed to by both parties. On March 6, 2000, we issued approximately 700,000 shares of common stock at an average price of $10.67, reflecting a 5.6% discount on market prices, resulting in net proceeds of approximately, $ 7.4 million. On March 29, 2000, we amended this agreement to provide for the sale of an additional 2.3 million shares of common stock for $6.75 per share, reflecting a 2.7% discount of the closing market price on that date, which will result in net proceeds of approximately $15.5 million.

FINANCIAL STATEMENT SCHEDULES

II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1999

                                    Balance    Additions              Balance
                                      at      Charged to                 at
                                   Beginning   Costs and               End of
 (In thousands)                    of Period   Expenses   Write-offs   Period
                                  ----------- ----------- ---------- ----------
 Year ended December 31, 1999
   Allowance for doubtful accounts    $1,273      $3,045    ($2,581)    $2,320

 Year ended December 31, 1998
   Allowance for doubtful accounts    $2,765      $7,678    ($9,170)    $1,273

 Year ended December 31, 1997
   Allowance for doubtful accounts    $5,385      $8,835   ($11,455)    $2,765

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

Quarterly Financial Data

Quarterly financial data for the years ended December 31, 1999 and 1998 are summarized in the following table:

(In thousands, except per
  share amounts)
                                March 31,   June 30,  Sept. 30,   Dec. 31,
                                   1999(1)    1999       1999       1999
                                ---------- ---------- ---------- ----------
Net sales.....................   $110,103   $121,953   $136,610   $146,138
Gross profit..................     10,389      5,286      5,936      6,016

Net loss (2)..................   ($18,335)  ($22,356)  ($23,874)  ($90,364)

Net loss per share:
 Basic and diluted............     ($0.54)    ($0.61)    ($0.64)    ($2.44)
                                ========== ========== ========== ==========

                                March 31,   June 30,  Sept. 30,   Dec. 31,
                                 1998(1)    1998(1)    1998(1)    1998(1)
                                ---------- ---------- ---------- ----------
Net sales.....................   $69,551     $85,871    $99,789   $101,261
Gross profit..................     7,436       9,714      9,615      9,621

Net income (loss).............    (9,740)    (11,236)   (12,156)   (15,957)

Net income (loss) per share:
 Basic and diluted............    ($0.30)    ($0.35)    ($0.37)    ($0.47)
                                ========== ========== ========== ==========

(1) In November 1999 Onsale, Inc. ("Old Onsale") acquired Egghead.com, Inc. ("Old Egghead"). In connection with that merger we changed our name to Egghead.com, Inc. ("Egghead"). The acquisition of Old Egghead was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to reflect our financial position and results of operations as if Old Egghead was our wholly-owned subsidiary for all periods presented. Old Egghead used a 52/53 week fiscal year that ended on the Saturday nearest March 31; for convenience, these fiscal years are referred to as "March 31." The supplementary financial data combine the Old Egghead's results of operations for the quarters ended March 31, 1999, June 30, 1999, September 30, 1999 and December 30, 1999 with our quarters ended on the same dates. For the 1998 quarters, the supplementary financial data combine the results of operations as follows:

                       Combined           Old Onsale         Old Egghead
                       Quarter            Quarter            Quarter
                        Ended              Ended              Ended
                  ----------------     ------------------   -------------
                  March 31,1998        March 31,1998        June 30, 1998
                  June 30, 1998        June 30, 1998        September 30, 1998
                  September 30, 1998   September 30, 1998   December 30, 1998
                  December 30, 1998    December 30, 1998    March 31,1999

Old Egghead's results of operations for the quarter ended March 31, 1999 is included in the results of operations for the years ended 1999 and 1998 and for the quarter ended March 31, 1999 and December 31, 1998.

(2) Net loss for the quarter ended December 31, 1999 includes merger related costs of $52.2 million. See Note 11 to the Consolidated Financial Statements included elsewhere in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers. The information regarding our directors required by this item, which will be set forth under "Proposal No. 1 - Election of Directors - Nominees" in our definitive proxy statement for our 1999 annual stockholders' meeting, is incorporated herein by reference. The information regarding our executive officers required by this item, which will be set forth under "Executive Officers" in our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act. The information required by this item, which will be set forth in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 1999 annual stockholders' meeting, is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item, which will be set forth in the sections titled "Proposal No. 1 - Election of Directors - Director Compensation," "Executive Compensation" and "Employment Agreements" in our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item, which will be set forth in the section titled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item, which will be set forth in the section titled "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this annual report:

1. Financial Statements. See Index to Financial Statements at Item 8 on page 34.

2. Financial Statement Schedules. See Index to Financial Statements at Item 8 on page 34.

Omitted schedules are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

3. Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this annual report:

Exhibit                                                      Incorporated by Reference     Filed
Number                Exhibit Description              Form  File No.  Exhibit Filing Date Herewith
------- ---------------------------------------------  ----  --------  ------- ----------- --------
2.01    Agreement and Plan of Merger,dated July 14,     8-K               2.1   07/23/99
        1999, among the Registrant, EO Corporation
        and Egghead.com, Inc.

3.01    Amended and Restated Certificate of Incorporat  S-8  333-87377   3.02   09/17/99
        of the Registrant, filed with the Delaware
        Secretary of State on November 19,1999.

3.02    Amended and Restated Bylaws of the Registrant,  S-4  333-87377   3.03   09/17/99
        as adopted on September 10, 1999.

4.01    Investors Rights Agreement, dated September 12  S-1  333-18489   4.01   12/20/96
        1996, among the Registrant and the parties
        indicated therein.

10.01   Form of Indemnification Agreement between the                                        X
        Registrant and each of its directors and
        executive officers.*

10.02   Offers letter dated February 25, 1997 by the    S-1  333-18489  10.04   12/20/96
        Registrant to Merle McIntosh.*

10.03   Offers letter dated June 18, 1998 by the        10K              10.3   03/31/99
        Registrant to John Labbett.*

10.04   Offers letter dated October 2, 1998 by the      10K             10.31   03/31/99
        Registrant to Jeff Sheahan.*

10.05   Offers letter dated February 17, 1999 by the    10Q             10.33   05/17/99
        Registrant to Bari M. Abdul.*

10.06   Offers letter dated August 18, 1999 by the      S-4  333-87377  10.06   09/17/99
        Registrant to William A. Skinner.*

10.07   Offers letter dated August 20, 1999 by the
        Registrant to Barry Hills.*                                                          X

10.08   Employment Agreement between                  10-Q**             10.3   11/16/99
        Egghead.com, Inc. DJ & J Software Corporation
        and George P. Orban, dated September 20, 1999.*

10.09   Executive Employment Agreement between        10-Q**             10.4   11/16/99
        Egghead.com, Inc. Surplus Software Corporation
        and Jonathan W. Brodeur, dated October 25, 1999.*

10.10   Retention Bonus Agreement between             10-Q**             10.5   11/16/99
        Egghead.com, Inc. and Jonathan W. Brodeur,
        dated July 13, 1999.*

10.11   Pledge Agreement between Egghead.com, Inc and 10-Q**             10.9   11/16/99
        Jonathan W. Brodeur, dated November 15,1999.

10.12   Executive Employment Agreement between        10-Q**             10.3   02/09/98
        Egghead.com, Inc. and Norm Hullinger,
        dated January 22, 1998.*

10.13   Amended Executive Employment Agreement        10-Q**             10.4   02/05/99
        between Egghead.com, Inc. and Norman F. Hullinger,
        dated January 28, 1999.*

10.14   Retention Bonus Agreement between             10-Q**             10.1   08/17/99
        Egghead.com, Inc. and Norm Hullinger,
        dated July 13, 1999.*

10.15   Loan agreement and related agreements dated    10-Q              10.1   05/15/98
        April 27, 1998 between Merle McIntosh and the
        Registrant.

10.16   Loan agreement and related agreements dated    10-Q              10.2   05/15/98
        May 15, 1998 between Dennis Shepard and the
        Registrant.

10.17   Loan agreement and related agreements dated    10-K             10.32   03/31/99
        November 23, 1998 between Jeffrey Sheahan
        and the Registrant.

10.18   Loan agreement and related agreements dated     S-4  333-87377  10.11   09/17/99
        May 15, 1999 between John Dean and the
        Registrant.

10.19   Onsale, Inc. 1996 Employee Stock Purchase Plan, S-8  333-58991   4.01   07/13/98
        as amended and restated on March 16, 1998 and   S-4  333-87377  10.13   09/17/99
        form of related agreements.*

10.20   Onsale, Inc. 1995 Equity Incentive Plan,        S-4  333-87377  10.12   09/17/99
        as amended and restated on September 10, 1999,
        and form of related agreements.*

10.21   Egghead.com, Inc. 2000 Equity Incentive Plan*                                        X

10.22   The Registrant's 1996 Directors Stock Option    S-4  333-87377  10.14   09/17/99
        Plan, as amended and restated on March 15, 1999
        and form of related agreements.*

10.23   Lease Agreement dated March 31, 1998 between   10-Q             10.01   08/14/98
        the Registrant and SCI Limited Partnership-I.

10.24   Lease Agreement dated August 9, 1997 between    S-1   333-37171  10.21   10/08/97
        the Registrant and Lincoln Menlo VI.

10.25   First Amendment to Lease Agreement dated        S-4  333-87377  10.17   09/17/99
        August 26, 1997 between the Registrant and
        Lincoln Menlo VI.

10.26   Second Amendment to Lease Agreement dated       S-4  333-87377  10.18   09/17/99
        September 5, 1997 between the Registrant and
        Lincoln Menlo VI.

10.27   Third Amendment to Lease Agreement dated        S-4  333-87377  10.19   09/17/99
        November 5, 1997 between the Registrant and
        Lincoln Menlo VI.

10.28   Fourth Amendment to Lease Agreement dated       S-4  333-87377   10.2   09/17/99
        June 25, 1999 between the Registrant and
        Lincoln Menlo VI.

10.29   Executive Deferred Compensation Plan and       10-K**            10.4   06/27/97
        related documents effective July 1, 1996.*

10.30   Egghead, Inc. 1989 Employee Stock Purchase     S-8**             10.0   06/23/90
        Plan.*

10.31   Asset Purchase Agreement by and among Software 8-K**              2.1   03/27/96
        Spectrum, Inc., Egghead, Inc. and DJ&J Software
        Corporation dated as of March 23, 1996 with
        Exhibits 4.11 and 4.12 thereto.

10.32   Tech Data Corporation Volume Purchase Agreement                                      X
        dated January 18, 1999 between the Registrant
        and Tech Data Corporation. (1)

10.33   Common Stock Purchase Agreement dated          10-K               1.01  02/23/00
        February 17, 2000 between the Registrant and
        Acqua Wellington North American Equities
        Fund, LTD.

21.01   List of Subsidiaries of the Registrant.                                              X

23.01   Consent of PricewaterhouseCoopers LLP,                                               X
        Independent Public Accountants.

23.02   Consent of Arthur Andersen LLP,                                                      X
        Independent Public Accountants.

24.01   Power of Attorney executed by each officer and                                       X
        director (see pg. 58 of this report).

27.01   Financial data schedule for the year ended                                           X
        December 31, 1999

27.02   Restated financial data schedule for the years                                       X
        ended December 31, 1998, 1997 and 1996.

27.03   Restated financial data schedule for the                                             X
        quarters ended March 31, 1999, June 30, 1999,
        September 30, 1999.

27.04   Restated financial data schedule for the                                             X
        March 31, 1998, June 30, 1998
        and September 30, 1998.
__________

* Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

** Refers to Egghead.com, Inc. (file #000-29184) prior to its' merger with Registrant.

(1) Confidential treatment has been requested with respect to certain portions of this agreement.

(b) Reports on Form 8-K.

On November 5, 1999, we filed a current report on Form 8-K under Item 5 announcing that our stockholders had approved our merger with Old Egghead and that Old Egghead's stockholders meeting had been adjourned until November 19, 1999 in order to allow stockholders additional time to vote.

On December 1, 1999, we filed a current report on Form 8-K under Item 2 announcing that we had completed our merger with Old Egghead.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2000                      Egghead.com, Inc.
                                              By:  /s/ S. Jerrold Kaplan
                                                   S. Jerrold Kaplan
                                                   Chief Executive Officer
                                                                                                                        S. Jerrold Kaplan

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints S. Jerrold Kaplan, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                              Date

Principal Executive Officer:

/s/ S. Jerrold Kaplan              Chief Executive Officer           March 30, 2000

 S. Jerrold Kaplan                        and a Director

Principal Financial and Accounting Officer:

/s/ John E. Labbett               Executive Vice President           March 30, 2000

John E. Labbett                      and Chief Financial Officer

Signature                                   Title                              Date

Additional Directors:

/s/ George P. Orban                     Chairman of the Board              March 30, 2000

George P. Orban

/s/ James J. Barnett                      Director                          March 30, 2000

James J. Barnett

/s/ C. Scott Gibson                       Director                          March 30, 2000

C. Scott Gibson

 /s/ Peter L. Harris                      Director                          March 30, 2000

Peter L. Harris

  /s/ Kenneth J. Orton                    Director                          March 30, 2000

Kenneth J. Orton

/s/ Robert T. Wall                        Director                          March 30, 2000

Robert T. Wall

/s/ Karen White                           Director                          March 30, 2000

Karen White

EXHIBIT INDEX
Exhibit
Number        Exhibit Title

10.01      Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.07      Offer letter dated August 20, 1999 by the Registrant to Barry Hills.

10.21      Egghead.com, Inc. 2000 Equity Incentive Plan.

10.32      Tech Data Corporation Volume Purchase Agreement.

21.01      List of Subsidiaries of the Registrant.

23.01      Consent of PricewaterhouseCoopers LLP, Independent Public Accountants

23.02      Consent of Arthur Andersen LLP, Independent Public Accountants.

24.01      Power of Attorney executed by each officer and director(see pg. 58 of this report).

27.01      Financial data schedule for the year ended December 31, 1999.

27.02      Restated financial data schedule for the year ended December 31, 1998, 1997, 1996.

27.03      Restated financial data schedule for the quarters ended March 31, 1999,
              June 30, 1999, September 30, 1999.

27.04      Restated financial data schedule for the quarters ended March 31, 1998,
              June 30, 1998, September 30, 1998.

EXHIBIT 10.01

EGGHEAD.COM

INDEMNITY AGREEMENT

This INDEMNITY AGREEMENT (this "Agreement"), dated as of ______, 2000, is made by and between Egghead.com, Inc., a Delaware corporation (the "Company"), and _______ a director and/or officer of the Company (the "Indemnitee").

RECITALS

A. The Company is aware that competent and experienced persons are increasingly reluctant to serve as directors or officers of corporations unless they are protected by comprehensive liability insurance and/or indemnification, due to increased exposure to litigation costs and risks resulting from their service to such corporations, and due to the fact that the exposure frequently bears no reasonable relationship to the compensation of such directors and officers;

B. Based on their experience as business managers, the Board of Directors of the Company (the "Board") has concluded that, to retain and attract talented and experienced individuals to serve as officers and directors of the Company, and to encourage such individuals to take the business risks necessary for the success of the Company, it is necessary for the Company contractually to indemnify officers and directors and to assume for itself maximum liability for expenses and damages in connection with claims against such officers and directors in connection with their service to the Company;

C. Section 145 of the Delaware General Corporation Law, under which the Company is organized (the "Law"), empowers the Company to indemnify by agreement its officers, directors, employees and agents, and persons who serve, at the request of the Company, as directors, officers, employees or agents of other corporations or enterprises, and expressly provides that the indemnification provided by the Law is not exclusive; and

D. The Company desires and has requested the Indemnitee to serve or continue to serve as a director or officer of the Company free from undue concern for claims for damages arising out of or related to such services to the Company.

NOW, THEREFORE, the parties hereto, intending to be legally bound, hereby agree as follows:

1. Definitions.

1.1 "Agent" of the Company means any person who is or was a director or officer of the Company or a subsidiary of the Company; or is or was serving at the request of, for the convenience of, or to represent the interest of the Company or a subsidiary of the Company as a director or officer of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise or an affiliate of the Company, including without limitation ONSALE K.K., a joint venture of the Company with Softbank Corp., and its successors; or was a director or officer of a foreign or domestic corporation which was a predecessor corporation of the Company, including, without limitation, ONSALE, Inc., a Delaware corporation and ONSALE, a California corporation, or was a director or officer of another enterprise or affiliate of the Company at the request of, for the convenience of, or to represent the interests of such predecessor corporation. The term "enterprise" includes any employee benefit plan of the Company, its subsidiaries, affiliates and predecessor corporations.

1.2 "Expenses" includes all direct and indirect costs of any type or nature whatsoever (including, without limitation, all attorneys' fees and related disbursements and other out-of-pocket costs) actually and reasonably incurred by the Indemnitee in connection with the investigation, defense or appeal of a proceeding or establishing or enforcing a right to indemnification or advancement of expenses under this Agreement, Section 145 or otherwise; provided, however, that expenses shall not include any judgments, fines, ERISA excise taxes or penalties or amounts paid in settlement of a proceeding.

1.3 "Proceeding" means any threatened, pending or completed action, suit or other proceeding, whether civil, criminal, administrative, investigative or any other type whatsoever.

1.4 "Subsidiary" means any corporation of which more than 50% of the outstanding voting securities is owned directly or indirectly by the Company, by the Company and one or more of its subsidiaries or by one or more of the Company's subsidiaries.

2. Agreement to Serve. The Indemnitee agrees to serve and/or continue to serve as an agent of the Company, at the will of the Company (or under separate agreement, if such agreement exists), in the capacity the Indemnitee currently serves as an agent of the Company, faithfully and to the best of his ability, so long as he is duly appointed or elected and qualified in accordance with the applicable provisions of the charter documents of the Company or any subsidiary of the Company; provided, however, that the Indemnitee may at any time and for any reason resign from such position (subject to any contractual obligation that the Indemnitee may have assumed apart from this Agreement), and the Company or any subsidiary shall have no obligation under this Agreement to continue to indemnify the Indemnitee in any such position.

3. Directors' and Officers' Insurance. The Company shall, to the extent that the Board determines it to be economically reasonable, maintain a policy of directors' and officers' liability insurance ("D&O Insurance"), on such terms and conditions as may be approved by the Board.

4. Mandatory Indemnification. Subject to Section 9 below, the Company shall indemnify the Indemnitee:

4.1 Third Party Actions. If the Indemnitee is a person who was or is a party or is threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that he is or was an agent of the Company, or by reason of anything done or not done by him in any such capacity, against any and all expenses and liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) actually and reasonably incurred by him in connection with the investigation, defense, settlement or appeal of such proceeding if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful; and

4.2 Derivative Actions. If the Indemnitee is a person who was or is a party or is threatened to be made a party to any proceeding by or in the right of the Company to procure a judgment in its favor by reason of the fact that he is or was an agent of the Company, or by reason of anything done or not done by him in any such capacity, against any amounts paid in settlement of any such proceeding and all expenses actually and reasonably incurred by him in connection with the investigation, defense, settlement or appeal of such proceeding if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company; except that no indemnification under this subsection shall be made in respect of any claim, issue or matter as to which such person shall have been finally adjudged to be liable to the Company by a court of competent jurisdiction due to willful misconduct of a culpable nature in the performance of his duty to the Company, unless and only to the extent that the Court of Chancery or the court in which such proceeding was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such amounts which the Court of Chancery or such other court shall deem proper; and

4.3 Exception for Amounts Covered by Insurance. Notwithstanding the foregoing, the Company shall not be obligated to indemnify the Indemnitee for expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) to the extent such have been paid directly to the Indemnitee by D&O Insurance.

5. Partial Indemnification and Contribution.

5.1 Partial Indemnification. If the Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of any expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) incurred by him in the investigation, defense, settlement or appeal of a proceeding but is not entitled, however, to indemnification for all of the total amount thereof, then the Company shall nevertheless indemnify the Indemnitee for such total amount except as to the portion thereof to which the Indemnitee is not entitled to indemnification.

5.2 Contribution. If the Indemnitee is not entitled to the indemnification provided in Section 4 for any reason other than the statutory limitations set forth in the Law, then in respect of any threatened, pending or completed proceeding in which the Company is jointly liable with the Indemnitee (or would be if joined in such proceeding), the Company shall contribute to the amount of expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred and paid or payable by the Indemnitee in such proportion as is appropriate to reflect (a) the relative benefits received by the Company on the one hand and the Indemnitee on the other hand from the transaction from which such proceeding arose and (b) the relative fault of the Company on the one hand and of the Indemnitee on the other hand in connection with the events which resulted in such expenses, judgments, fines or settlement amounts, as well as any other relevant equitable considerations. The relative fault of the Company on the one hand and of the Indemnitee on the other hand shall be determined by reference to, among other things, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent the circumstances resulting in such expenses, judgments, fines or settlement amounts. The Company agrees that it would not be just and equitable if contribution pursuant to this Section 5 were determined by pro rata allocation or any other method of allocation which does not take account of the foregoing equitable considerations.

6. Mandatory Advancement of Expenses.

6.1 Advancement. Subject to Section 9 below, the Company shall advance all expenses incurred by the Indemnitee in connection with the investigation, defense, settlement or appeal of any proceeding to which the Indemnitee is a party or is threatened to be made a party by reason of the fact that the Indemnitee is or was an agent of the Company or by reason of anything done or not done by him in any such capacity. The Indemnitee hereby undertakes to promptly repay such amounts advanced only if, and to the extent that, it shall ultimately be determined that the Indemnitee is not entitled to be indemnified by the Company under the provisions of this Agreement, the Certificate of Incorporation or Bylaws of the Company, the Law or otherwise. The advances to be made hereunder shall be paid by the Company to the Indemnitee within 30 days following delivery of a written request therefor by the Indemnitee to the Company.

6.2 Exception. Notwithstanding the foregoing provisions of this Section 6, the Company shall not be obligated to advance any expenses to the Indemnitee arising from a lawsuit filed directly by the Company against the Indemnitee if an absolute majority of the members of the Board reasonably determines in good faith, within thirty (30) days of the Indemnitee's request to be advanced expenses, that the facts known to them at the time such determination is made demonstrate clearly and convincingly that the Indemnitee acted in bad faith. If such a determination is made, the Indemnitee may have such decision reviewed by another forum, in the manner set forth in Sections 8.3, 8.4 and 8.5 hereof, with all references therein to "indemnification" being deemed to refer to "advancement of expenses," and the burden of proof shall be on the Company to demonstrate clearly and convincingly that, based on the facts known at the time, the Indemnitee acted in bad faith. The Company may not avail itself of this Section 6.2 as to a given lawsuit if, at any time after the occurrence of the activities or omissions that are the primary focus of the lawsuit, the Company has undergone a change in control. For this purpose, a change in control shall mean a given person or group of affiliated persons or groups increasing their beneficial ownership interest in the Company by at least 20 percentage points without advance Board approval.

7. Notice and Other Indemnification Procedures.

7.1 Promptly after receipt by the Indemnitee of notice of the commencement of or the threat of commencement of any proceeding, the Indemnitee shall, if the Indemnitee believes that indemnification with respect thereto may be sought from the Company under this Agreement, notify the Company of the commencement or threat of commencement thereof.

7.2 If, at the time of the receipt of a notice of the commencement of a proceeding pursuant to Section 7.1 hereof, the Company has D&O Insurance in effect, the Company shall give prompt notice of the commencement of such proceeding to the insurers in accordance with the procedures set forth in the respective policies. The Company shall thereafter take all necessary or desirable action to cause such insurers to pay, on behalf of the Indemnitee, all amounts payable as a result of such proceeding in accordance with the terms of such D&O Insurance policies.

7.3 In the event the Company shall be obligated to advance the expenses for any proceeding against the Indemnitee, the Company, if appropriate, shall be entitled to assume the defense of such proceeding, with counsel approved by the Indemnitee (which approval shall not be unreasonably withheld), upon the delivery to the Indemnitee of written notice of its election to do so. After delivery of such notice, approval of such counsel by the Indemnitee and the retention of such counsel by the Company, the Company will not be liable to the Indemnitee under this Agreement for any fees of counsel subsequently incurred by the Indemnitee with respect to the same proceeding, provided that: (a) the Indemnitee shall have the right to employ his own counsel in any such proceeding at the Indemnitee's expense; (b) the Indemnitee shall have the right to employ his own counsel in connection with any such proceeding, at the expense of the Company, if such counsel serves in a review, observer, advice and counseling capacity and does not otherwise materially control or participate in the defense of such proceeding; and (c) if (i) the employment of counsel by the Indemnitee has been previously authorized by the Company, (ii) the Indemnitee shall have reasonably concluded that there may be a conflict of interest between the Company and the Indemnitee in the conduct of any such defense or (iii) the Company shall not, in fact, have employed counsel to assume the defense of such proceeding, then the fees and expenses of the Indemnitee's counsel shall be at the expense of the Company.

8. Determination of Right to Indemnification.

8.1 To the extent the Indemnitee has been successful on the merits or otherwise in defense of any proceeding referred to in Section 4.1 or 4.2 of this Agreement or in the defense of any claim, issue or matter described therein, the Company shall indemnify the Indemnitee against expenses actually and reasonably incurred by him in connection with the investigation, defense or appeal of such proceeding, or such claim, issue or matter, as the case may be.

8.2 In the event that Section 8.1 is inapplicable, or does not apply to the entire proceeding, the Company shall nonetheless indemnify the Indemnitee unless the Company shall prove by clear and convincing evidence to a forum listed in Section 8.3 below that the Indemnitee has not met the applicable standard of conduct required to entitle the Indemnitee to such indemnification.

8.3 The Indemnitee shall be entitled to select the forum in which the validity of the Company's claim under Section 8.2 hereof that the Indemnitee is not entitled to indemnification will be heard from among the following, except that the Indemnitee can select a forum consisting of the stockholders of the Company only with the approval of the Company:

(a) A quorum of the Board consisting of directors who are not parties to the proceeding for which indemnification is being sought;

(b) The stockholders of the Company;

(c) Legal counsel mutually agreed upon by the Indemnitee and the Board, which counsel shall make such determination in a written opinion;

(d) A panel of three arbitrators, one of whom is selected by the Company, another of whom is selected by the Indemnitee and the last of whom is selected by the first two arbitrators so selected; or

(e) The Court of Chancery of Delaware or other court having jurisdiction of subject matter and the parties.

8.4 As soon as practicable, and in no event later than 30 days after the forum has been selected pursuant to Section 8.3 above, the Company shall, at its own expense, submit to the selected forum its claim that the Indemnitee is not entitled to indemnification, and the Company shall act in the utmost good faith to assure the Indemnitee a complete opportunity to defend against such claim.

8.5 If the forum selected in accordance with Section 8.3 hereof is not a court, then after the final decision of such forum is rendered, the Company or the Indemnitee shall have the right to apply to the Court of Chancery of Delaware, the court in which the proceeding giving rise to the Indemnitee's claim for indemnification is or was pending or any other court of competent jurisdiction, for the purpose of appealing the decision of such forum, provided that such right is executed within 60 days after the final decision of such forum is rendered. If the forum selected in accordance with Section 8.3 hereof is a court, then the rights of the Company or the Indemnitee to appeal any decision of such court shall be governed by the applicable laws and rules governing appeals of the decision of such court.

8.6 Notwithstanding any other provision in this Agreement to the contrary, the Company shall indemnify the Indemnitee against all expenses incurred by the Indemnitee in connection with any hearing or proceeding under this Section 8 involving the Indemnitee and against all expenses incurred by the Indemnitee in connection with any other proceeding between the Company and the Indemnitee involving the interpretation or enforcement of the rights of the Indemnitee under this Agreement unless a court of competent jurisdiction finds that each of the material claims and/or defenses of the Indemnitee in any such proceeding was frivolous or not made in good faith.

9. Exceptions. Any other provision herein to the contrary notwithstanding, the Company shall not be obligated pursuant to the terms of this Agreement:

9.1 Claims Initiated by Indemnitee. To indemnify or advance expenses to the Indemnitee with respect to proceedings or claims initiated or brought voluntarily by the Indemnitee and not by way of defense, except with respect to proceedings specifically authorized by the Board or brought to establish or enforce a right to indemnification and/or advancement of expenses arising under this Agreement, the charter documents of the Company or any subsidiary or any statute or law or otherwise, but such indemnification or advancement of expenses may be provided by the Company in specific cases if the Board finds it to be appropriate; or

9.2 Unauthorized Settlements. To indemnify the Indemnitee hereunder for any amounts paid in settlement of a proceeding unless the Company consents in advance in writing to such settlement, which consent shall not be unreasonably withheld; or

9.3 Securities Law Actions. To indemnify the Indemnitee on account of any suit in which judgment is rendered against the Indemnitee for an accounting of profits made from the purchase or sale by the Indemnitee of securities of the Company pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any federal, state or local statutory law; or

9.4 Unlawful Indemnification. To indemnify the Indemnitee if a final decision by a court having jurisdiction in the matter shall determine that such indemnification is not lawful. In this respect, the Company and the Indemnitee have been advised that the Securities and Exchange Commission takes the position that indemnification for liabilities arising under the federal securities laws is against public policy and is, therefore, unenforceable and that claims for indemnification should be submitted to appropriate courts for adjudication.

10. Non-Exclusivity. The provisions for indemnification and advancement of expenses set forth in this Agreement shall not be deemed exclusive of any other rights which the Indemnitee may have under any provision of law, the Company's Certificate of Incorporation or Bylaws, the vote of the Company's stockholders or disinterested directors, other agreements or otherwise, both as to action in the Indemnitee's official capacity and to action in another capacity while occupying his position as an agent of the Company, and the Indemnitee's rights hereunder shall continue after the Indemnitee has ceased acting as an agent of the Company and shall inure to the benefit of the heirs, executors and administrators of the Indemnitee.

11. General Provisions.

11.1 Entire Agreement. This Agreement constitutes the entire understanding and agreement of the parties to this Agreement with respect to the subject matter hereof and supersede all prior and contemporaneous agreements or understandings, inducements or conditions, express or implied, written or oral, between the parties with respect to the subject matter hereof, including without limitation the Onsale Indemnity Agreement between the Indemnitee and ONSALE, Inc. dated _______. The express terms hereof control and supersede any course of performance or usage of the trade inconsistent with any of the terms hereof.

11.2 Interpretation of Agreement. It is understood that the parties hereto intend this Agreement to be interpreted and enforced so as to provide indemnification and advancement of expenses to the Indemnitee to the fullest extent now or hereafter permitted by law, except as expressly limited herein.

11.3 Severability. If any provision or provisions of this Agreement shall be held to be invalid, illegal or unenforceable for any reason whatsoever, then: (a) the validity, legality and enforceability of the remaining provisions of this Agreement (including, without limitation, all portions of any paragraphs of this Agreement containing any such provision held to be invalid, illegal or unenforceable that are not themselves invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and (b) to the fullest extent possible, the provisions of this Agreement (including, without limitation, all portions of any paragraphs of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable and to give effect to Section 11.2 hereof.

11.4 Modification and Waiver. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar), nor shall such waiver constitute a continuing waiver.

11.5 Subrogation. In the event of full payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall execute all documents required and shall do all acts that may be necessary or desirable to secure such rights and to enable the Company effectively to bring suit to enforce such rights.

11.6 Counterparts. This Agreement may be executed in one or more counter- parts, which shall together constitute one agreement.

11.7 Successors and Assigns. The terms of this Agreement shall bind, and shall inure to the benefit of, the successors and assigns of the parties hereto.

11.8 Notice. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed duly given: (a) if delivered by hand and signed for by the party addressee; or (b) if mailed by certified or registered mail, with postage prepaid, on the third business day after the mailing date. Addresses for notice to either party are as shown on the signature page of this Agreement or as subsequently modified by written notice.

11.9 Governing Law. This Agreement shall be governed exclusively by and construed according to the laws of the State of California, as applied to contracts between California residents entered into and to be performed entirely within California.

11.10 Consent to Jurisdiction. The Company and the Indemnitee each hereby irrevocably consent to the jurisdiction of the courts of the State of California all purposes in connection with any action or proceeding which arises out of or relates to this Agreement.

11.11 Attorneys' Fees. In the event Indemnitee is required to bring any action to enforce rights under this Agreement (including, without limitation, the expenses of any Proceeding described in Section 3), the Indemnitee shall be entitled to all reasonable fees and expenses in bringing and pursuing such action, unless a court of competent jurisdiction finds each of the material claims of the Indemnitee in any such action was frivolous and not made in good faith. IN WITNESS WHEREOF, the parties hereto have entered into this Indemnity Agreement effective as of the date first written above.

EGGHEAD.COM, INC.                       INDEMNITEE:

By: _/s/ John E. Labbett                Signature:

John E. Labbett

Senior Vice President and               Printed Name:

Chief Financial Officer
                                           Title:
                                           Address:

EXHIBIT 10.07

August 20, 1999

Barry Hills

3097 Lismore Ct.

San Jose, CA 95135-1117

Dear Barry:

This is to confirm ONSALE'S offer of employment to you as Vice President of Engineering at a rate of $175,000 per year, paid bi-monthly, starting at a mutually agreed upon start date.

You will participate in ONSALE's standard benefits package as amended from time to time. This includes a 401K plan and health insurance for yourself. You may, at your expense, purchase coverage for additional family members under this plan.

You will also receive stock options for 80,000 shares of ONSALE common stock, subject to board approval, which will vest monthly over a four-year period after a six-month "cliff". The stock option price will be established by the Compensation Committee of the Board of Directors at the fair market value at the time they approve your grant.

You will also receive a sign-on bonus of $50,000 (gross) within 30 days of staring at ONSALE, Inc. This bonus must be repaid to Onsale in full before terminating, should you terminate for any reason other than a layoff, within your first year of employment with us.

You will also be required to sign a standard Employee Inventions and Assignment Agreement. Your employment is `at will', which means that you or ONSALE can terminate your employment at any time with or without formal `cause'.

Please sign and return a copy of this letter to indicate your acceptance of these terms. I look forward to working with you to make ONSALE a success.

This offer expires one week from today, at 5:00pm on August 27, 1999.

Sincerely,

/s/ ALAN S. FISHER                                /s/ BARRY HILLS    8/23/99

Alan S. Fisher                                     Barry Hills           Date

Vice President of Development and Operations,

Chief Technical Officer

EXHIBIT 10.21

EGGHEAD.COM, INC.

2000 EQUITY INCENTIVE PLAN

As Adopted March 13, 2000

1. PURPOSE. The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company, its Parent and Subsidiaries, by offering them an opportunity to participate in the Company's future performance through awards of Options, Restricted Stock and Stock Bonuses. Capitalized terms not defined in the text are defined in Section 23.

2. SHARES SUBJECT TO THE PLAN.

2.1 Number of Shares Available. Subject to Sections 2.2 and 18, the total number of Shares reserved and available for grant and issuance pursuant to this Plan will be 1,000,000 Shares. Subject to Sections 2.2 and 18 hereof, Shares that: (a) are subject to issuance upon exercise of an Option granted under this Plan that cease to be subject to such Option for any reason other than exercise of such Option; (b) are subject to an Award granted under this Plan, that are forfeited or are repurchased by the Company at the original issue price; or (c) are subject to any other Award granted under this Plan that otherwise terminates without Shares being issued, will again be available for grant and issuance in connection with future Awards under this Plan. At all times the Company shall reserve and keep available a sufficient number of Shares as shall be required to satisfy the requirements of all outstanding Options granted under this Plan and all other outstanding but unvested Awards granted under this Plan.

2.2 Adjustment of Shares. In the event that the number of outstanding Shares is changed by a stock dividend, recapitalization, stock split, reverse stock split, subdivision, combination, reclassification or similar change in the capital structure of the Company without consideration, then (a) the number of Shares reserved for issuance under this Plan, (b) the Exercise Prices of and number of Shares subject to outstanding Options, and (c) the number of Shares subject to other outstanding Awards will be proportionately adjusted, subject to any required action by the Board or the stockholders of the Company and compliance with applicable securities laws; provided, however, that fractions of a Share will not be issued but will either be replaced by a cash payment equal to the Fair Market Value of such fraction of a Share or will be rounded up to the nearest whole Share, as determined by the Committee.

3. ELIGIBILITY. Awards may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent or Subsidiary of the Company; provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. A person may be granted more than one Award under this Plan. No more than forty percent (40%) of all Shares that are reserved for issuance under this Plan may be issued pursuant to Awards granted to the chief executive officer, the chief operating officer, executive vice presidents, senior vice presidents or vice presidents of the Company.

4. ADMINISTRATION.

4.1 Committee Authority. This Plan will be administered by the Committee or by the Board acting as the Committee. Subject to the general purposes, terms and conditions of this Plan, and to the direction of the Board, the Committee will have full power to implement and carry out this Plan. Without limitation, the Committee will have the authority to:

(a) construe and interpret this Plan, any Award Agreement and any other agreement or document executed pursuant to this Plan;

(b) prescribe, amend and rescind rules and regulations relating to this Plan or any Award;

(c) select persons to receive Awards;

(d) determine the form and terms of Awards;

(e) determine the number of Shares or other consideration subject to Awards;

(f) determine whether Awards will be granted singly, in combination with, in tandem with, in replacement of, or as alternatives to, other Awards under this Plan or any other incentive or compensation plan of the Company or any Parent or Subsidiary of the Company;

(g) grant waivers of Plan or Award conditions;

(h) determine the vesting, exercisability and payment of Awards;

(i) correct any defect, supply any omission or reconcile any inconsistency in this Plan, any Award or any Award Agreement;

(j) determine whether an Award has been earned; and

(k) make all other determinations necessary or advisable for the administration of this Plan.

4.2 Committee Discretion. Any determination made by the Committee with respect to any Award will be made in its sole discretion at the time of grant of the Award or, unless in contravention of any express term of this Plan or Award, at any later time, and such determination will be final and binding on the Company and on all persons having an interest in any Award under this Plan. The Committee may delegate to one or more officers of the Company the authority to grant an Award under this Plan to Participants who are not Insiders of the Company.

5. OPTIONS. Only nonqualified stock options that do not qualify as incentive stock options within the meaning of Code Section 422(b) may be granted under this Plan. No more than forty percent (40%) of the total Shares under this Plan that are made subject to Options may be issued pursuant to Options granted to the chief executive officer, the chief operating officer, executive vice presidents, senior vice presidents or vice presidents of the Company. The Committee may grant Options to eligible persons and will determine the number of Shares subject to the Option, the Exercise Price of the Option, the period during which the Option may be exercised, and all other terms and conditions of the Option, subject to the following:

5.1 Form of Option Grant. Each Option granted under this Plan will be evidenced by an Award Agreement ("Stock Option Agreement") that will be in such form and contain such provisions (which need not be the same for each Participant) as the Committee may from time to time approve, and which will comply with and be subject to the terms and conditions of this Plan.

5.2 Date of Grant. The date of grant of an Option will be the date on which the Committee makes the determination to grant such Option, unless otherwise specified by the Committee. The Stock Option Agreement and a copy of this Plan will be delivered to the Participant within a reasonable time after the granting of the Option.

5.3 Exercise Period. Options may be exercisable within the times or upon the events determined by the Committee as set forth in the Stock Option Agreement governing such Option; provided, however, that no Option will be exercisable after the expiration of ten (10) years from the date the Option is granted. The Committee also may provide for Options to become exercisable at one time or from time to time, periodically or otherwise, in such number of Shares or percentage of Shares as the Committee determines.

5.4 Exercise Price. The Exercise Price of an Option will be determined by the Committee when the Option is granted. Payment for the Shares purchased may be made in accordance with Section 8 of this Plan.

5.5 Method of Exercise. Options may be exercised only by delivery to the Company of a written stock option exercise agreement (the "Exercise Agreement") in a form approved by the Committee (which need not be the same for each Participant), stating the number of Shares being purchased, the restrictions imposed on the Shares purchased under such Exercise Agreement, if any, and such representations and agreements regarding Participant's investment intent and access to information and other matters, if any, as may be required or desirable by the Company to comply with applicable securities laws, together with payment in full of the Exercise Price for the number of Shares being purchased.

5.6 Termination. Notwithstanding the exercise periods set forth in the Stock Option Agreement, exercise of an Option will always be subject to the following:

(a) If the Participant is Terminated for any reason except death or Disability, then the Participant may exercise such Participant's Options only to the extent that such Options would have been exercisable upon the Termination Date no later than three (3) months after the Termination Date (or such shorter or longer time period not exceeding five (5) years as may be determined by the Committee), but in any event, no later than the expiration date of the Options.

(b) If the Participant is Terminated because of Participant's death or Disability (or the Participant dies within three (3) months after a Termination other than because of Participant's death or Disability), then Participant's Options may be exercised only to the extent that such Options would have been exercisable by Participant on the Termination Date and must be exercised by Participant (or Participant's legal representative or authorized assignee) no later than twelve (12) months after the Termination Date (or such shorter or longer time period not exceeding five (5) years as may be determined by the Committee), but in any event no later than the expiration date of the Options.

(c) Notwithstanding the provisions in paragraph 5.6(a) above, if a Participant is terminated for Cause, neither the Participant, the Participant's estate nor such other person who may then hold the Option shall be entitled to exercise any Option with respect to any Shares whatsoever, after termination of service, whether or not after termination of service the Participant may receive payment from the Company or Subsidiary for vacation pay, for services rendered prior to termination, for services rendered for the day on which termination occurs, for salary in lieu of notice, or for any other benefits. In making such determination, the Board shall give the Participant an opportunity to present to the Board evidence on his behalf. For the purpose of this paragraph, termination of service shall be deemed to occur on the date when the Company dispatches notice or advice to the Participant that his service is terminated

5.7 Limitations on Exercise. The Committee may specify a reasonable minimum number of Shares that may be purchased on any exercise of an Option, provided that such minimum number will not prevent Participant from exercising the Option for the full number of Shares for which it is then exercisable.

5.8 Modifications, Extension or Renewal. The Committee may modify, extend or renew outstanding Options and authorize the grant of new Options in substitution therefor, provided that any such action may not, without the written consent of a Participant, impair any of such Participant's rights under any Option previously granted. The Committee may reduce the Exercise Price of outstanding Options without the consent of Participants affected by a written notice to them; provided, however, that the Exercise Price may not be reduced below the minimum Exercise Price that would be permitted under Section 5.4 of this Plan for Options granted on the date the action is taken to reduce the Exercise Price.

6. RESTRICTED STOCK. A Restricted Stock Award is an offer by the Company to sell to an eligible person Shares that are subject to restrictions. No more than forty percent (40%) of the total Shares under this Plan that are made subject to Restricted Stock Awards may be issued pursuant to Restricted Stock Awards granted to the chief executive officer, the chief operating officer, executive vice presidents, senior vice presidents or vice presidents of the Company. The Committee will determine to whom an offer will be made, the number of Shares the person may purchase, the price to be paid (the "Purchase Price"), the restrictions to which the Shares will be subject, and all other terms and conditions of the Restricted Stock Award, subject to the following:

6.1 Form of Restricted Stock Award. All purchases under a Restricted Stock Award made pursuant to this Plan will be evidenced by an Award Agreement ("Restricted Stock Purchase Agreement") that will be in such form (which need not be the same for each Participant) as the Committee will from time to time approve, and will comply with and be subject to the terms and conditions of this Plan. The offer of Restricted Stock will be accepted by the Participant's execution and delivery of the Restricted Stock Purchase Agreement and full payment for the Shares to the Company within thirty (30) days from the date the Restricted Stock Purchase Agreement is delivered to the person. If such person does not execute and deliver the Restricted Stock Purchase Agreement along with full payment for the Shares to the Company within thirty (30) days, then the offer will terminate, unless otherwise determined by the Committee.

6.2 Purchase Price. The Purchase Price of Shares sold pursuant to a Restricted Stock Award will be determined by the Committee on the date the Restricted Stock Award is granted and may be less than Fair Market Value, except in the case of a sale to a to a person who directly or by attribution owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of any Parent or Subsidiary of the Company, in which case the Purchase Price will be 100% of the Fair Market Value. Payment of the Purchase Price may be made in accordance with Section 8 of this Plan.

6.3 Terms of Restricted Stock Awards. Restricted Stock Awards shall be subject to such restrictions as the Committee may impose. These restrictions may be based upon completion of a specified number of years of service with the Company or upon completion of the performance goals as set out in advance in the Participant's individual Restricted Stock Purchase Agreement. Restricted Stock Awards may vary from Participant to Participant and between groups of Participants. Prior to the grant of a Restricted Stock Award, the Committee shall: (a) determine the nature, length and starting date of any Performance Period for the Restricted Stock Award; (b) select from among the Performance Factors to be used to measure performance goals, if any; and (c) determine the number of Shares that may be awarded to the Participant. Prior to the payment of any Restricted Stock Award, the Committee shall determine the extent to which such Restricted Stock Award has been earned. Performance Periods may overlap and Participants may participate simultaneously with respect to Restricted Stock Awards that are subject to different Performance Periods and having different performance goals and other criteria.

6.4 Termination During Performance Period. If a Participant is Terminated during a Performance Period for any reason, then such Participant will be entitled to payment (whether in Shares, cash or otherwise) with respect to the Restricted Stock Award only to the extent earned as of the date of Termination in accordance with the Restricted Stock Purchase Agreement, unless the Committee will determine otherwise.

7. STOCK BONUSES.

7.1 Awards of Stock Bonuses. A Stock Bonus is an award of Shares (which may consist of Restricted Stock) for services rendered to the Company or any Parent or Subsidiary of the Company. No more than forty percent (40%) of the total Shares under this Plan that are made subject to Stock Bonuses may be issued pursuant to Stock Bonuses granted to the chief executive officer, chief operating officer, executive vice presidents, senior vice presidents or vice presidents of the Company. A Stock Bonus may be awarded for past services already rendered to the Company, or any Parent or Subsidiary of the Company pursuant to an Award Agreement (the "Stock Bonus Agreement") that will be in such form (which need not be the same for each Participant) as the Committee will from time to time approve, and will comply with and be subject to the terms and conditions of this Plan. A Stock Bonus may be awarded upon satisfaction of such performance goals as are set out in advance in the Participant's individual Award Agreement (the "Performance Stock Bonus Agreement") that will be in such form (which need not be the same for each Participant) as the Committee will from time to time approve, and will comply with and be subject to the terms and conditions of this Plan. Stock Bonuses may vary from Participant to Participant and between groups of Participants, and may be based upon the achievement of the Company, Parent or Subsidiary and/or individual performance factors or upon such other criteria as the Committee may determine.

7.2 Terms of Stock Bonuses. The Committee will determine the number of Shares to be awarded to the Participant. If the Stock Bonus is being earned upon the satisfaction of performance goals pursuant to a Performance Stock Bonus Agreement, then the Committee will: (a) determine the nature, length and starting date of any Performance Period for each Stock Bonus; (b) select from among the Performance Factors to be used to measure the performance, if any; and (c) determine the number of Shares that may be awarded to the Participant. Prior to the payment of any Stock Bonus, the Committee shall determine the extent to which such Stock Bonuses have been earned. Performance Periods may overlap and Participants may participate simultaneously with respect to Stock Bonuses that are subject to different Performance Periods and different performance goals and other criteria. The number of Shares may be fixed or may vary in accordance with such performance goals and criteria as may be determined by the Committee. The Committee may adjust the performance goals applicable to the Stock Bonuses to take into account changes in law and accounting or tax rules and to make such adjustments as the Committee deems necessary or appropriate to reflect the impact of extraordinary or unusual items, events or circumstances to avoid windfalls or hardships.

7.3 Form of Payment. The earned portion of a Stock Bonus may be paid currently or on a deferred basis with such interest or dividend equivalent, if any, as the Committee may determine. Payment may be made in the form of cash or whole Shares or a combination thereof, either in a lump sum payment or in installments, all as the Committee will determine.

8. PAYMENT FOR SHARE PURCHASES.

8.1 Payment. Payment for Shares purchased pursuant to this Plan may be made in cash (by check) or, where expressly approved for the Participant by the Committee and where permitted by law:

(a) by cancellation of indebtedness of the Company to the Participant;

(b) by surrender of shares that either: (1) have been owned by Participant for more than six (6) months and have been paid for within the meaning of SEC Rule 144 (and, if such shares were purchased from the Company by use of a promissory note, such note has been fully paid with respect to such shares); or (2) were obtained by Participant in the public market;

(c) by tender of a full recourse promissory note having such terms as may be approved by the Committee and bearing interest at a rate sufficient to avoid imputation of income under Sections 483 and 1274 of the Code; provided, however, that Participants who are not employees or directors of the Company will not be entitled to purchase Shares with a promissory note unless the note is adequately secured by collateral other than the Shares;

(d) by waiver of compensation due or accrued to the Participant for services rendered;

(e) with respect only to purchases upon exercise of an Option, and provided that a public market for the Company's stock exists:

(1) through a "same day sale" commitment from the Participant and a broker-dealer that is a member of the National Association of Securities Dealers (an "NASD Dealer") whereby the Participant irrevocably elects to exercise the Option and to sell a portion of the Shares so purchased to pay for the Exercise Price, and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the Exercise Price directly to the Company; or

(2) through a "margin" commitment from the Participant and a NASD Dealer whereby the Participant irrevocably elects to exercise the Option and to pledge the Shares so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the Exercise Price, and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the Exercise Price directly to the Company; or

(f) by any combination of the foregoing.

8.2 Loan Guarantees. The Committee may help the Participant pay for Shares purchased under this Plan by authorizing a guarantee by the Company of a third-party loan to the Participant.

9. WITHHOLDING TAXES.

9.1 Withholding Generally. Whenever Shares are to be issued in satisfaction of Awards granted under this Plan, the Company may require the Participant to remit to the Company an amount sufficient to satisfy federal, state and local withholding tax requirements prior to the delivery of any certificate or certificates for such Shares. Whenever, under this Plan, payments in satisfaction of Awards are to be made in cash, such payment will be net of an amount sufficient to satisfy federal, state, and local withholding tax requirements.

9.2 Stock Withholding. When, under applicable tax laws, a Participant incurs tax liability in connection with the exercise or vesting of any Award that is subject to tax withholding and the Participant is obligated to pay the Company the amount required to be withheld, the Committee may in its sole discretion allow the Participant to satisfy the minimum withholding tax obligation by electing to have the Company withhold from the Shares to be issued that number of Shares having a Fair Market Value equal to the minimum amount required to be withheld, determined on the date that the amount of tax to be withheld is to be determined. All elections by a Participant to have Shares withheld for this purpose will be made in accordance with the requirements established by the Committee and be in writing in a form acceptable to the Committee

10. PRIVILEGES OF STOCK OWNERSHIP.

10.1 Voting and Dividends. No Participant will have any of the rights of a stockholder with respect to any Shares until the Shares are issued to the Participant. After Shares are issued to the Participant, the Participant will be a stockholder and have all the rights of a stockholder with respect to such Shares, including the right to vote and receive all dividends or other distributions made or paid with respect to such Shares; provided, that if such Shares are Restricted Stock, then any new, additional or different securities the Participant may become entitled to receive with respect to such Shares by virtue of a stock dividend, stock split or any other change in the corporate or capital structure of the Company will be subject to the same restrictions as the Restricted Stock; provided, further, that the Participant will have no right to retain such stock dividends or stock distributions with respect to Shares that are repurchased at the Participant's original Purchase Price pursuant to Section 12.

10.2 Financial Statements. The Company will provide financial statements to each Participant prior to such Participant's purchase of Shares under this Plan, and to each Participant annually during the period such Participant has Awards outstanding; provided, however, the Company will not be required to provide such financial statements to Participants whose services in connection with the Company assure them access to equivalent information.

11. TRANSFERABILITY. Awards granted under this Plan, and any interest therein, will not be transferable or assignable by Participant, and may not be made subject to execution, attachment or similar process, otherwise than by will or by the laws of descent and distribution or as determined by the Committee and set forth in the Award Agreement. During the lifetime of the Participant an Award will be exercisable only by the Participant, and any elections with respect to an Award may be made only by the Participant unless otherwise determined by the Committee and set forth in the Award Agreement.

12. RESTRICTIONS ON SHARES. At the discretion of the Committee, the Company may reserve to itself and/or its assignee(s) in the Award Agreement a right to repurchase a portion of or all Unvested Shares held by a Participant following such Participant's Termination at any time within ninety (90) days after the later of Participant's Termination Date and the date Participant purchases Shares under this Plan, for cash and/or cancellation of purchase money indebtedness, at the Participant's Exercise Price or Purchase Price, as the case may be.

13. CERTIFICATES. All certificates for Shares or other securities delivered under this Plan will be subject to such stock transfer orders, legends and other restrictions as the Committee may deem necessary or advisable, including restrictions under any applicable federal, state or foreign securities law, or any rules, regulations and other requirements of the SEC or any stock exchange or automated quotation system upon which the Shares may be listed or quoted.

14. ESCROW; PLEDGE OF SHARES. To enforce any restrictions on a Participant's Shares, the Committee may require the Participant to deposit all certificates representing Shares, together with stock powers or other instruments of transfer approved by the Committee, appropriately endorsed in blank, with the Company or an agent designated by the Company to hold in escrow until such restrictions have lapsed or terminated, and the Committee may cause a legend or legends referencing such restrictions to be placed on the certificates. Any Participant who is permitted to execute a promissory note as partial or full consideration for the purchase of Shares under this Plan will be required to pledge and deposit with the Company all or part of the Shares so purchased as collateral to secure the payment of Participant's obligation to the Company under the promissory note; provided, however, that the Committee may require or accept other or additional forms of collateral to secure the payment of such obligation and, in any event, the Company will have full recourse against the Participant under the promissory note notwithstanding any pledge of the Participant's Shares or other collateral. In connection with any pledge of the Shares, Participant will be required to execute and deliver a written pledge agreement in such form as the Committee will from time to time approve. The Shares purchased with the promissory note may be released from the pledge on a pro rata basis as the promissory note is paid.

15. EXCHANGE AND BUYOUT OF AWARDS. The Committee may, at any time or from time to time, authorize the Company, with the consent of the respective Participants, to issue new Awards in exchange for the surrender and cancellation of any or all outstanding Awards. The Committee may at any time buy from a Participant an Award previously granted with payment in cash, Shares (including Restricted Stock) or other consideration, based on such terms and conditions as the Committee and the Participant may agree.

16. SECURITIES LAW AND OTHER REGULATORY COMPLIANCE. An Award will not be effective unless such Award is in compliance with all applicable federal and state securities laws, rules and regulations of any governmental body, and the requirements of any stock exchange or automated quotation system upon which the Shares may then be listed or quoted, as they are in effect on the date of grant of the Award and also on the date of exercise or other issuance. Notwithstanding any other provision in this Plan, the Company will have no obligation to issue or deliver certificates for Shares under this Plan prior to: (a) obtaining any approvals from governmental agencies that the Company determines are necessary or advisable; and/or (b) completion of any registration or other qualification of such Shares under any state or federal law or ruling of any governmental body that the Company determines to be necessary or advisable. The Company will be under no obligation to register the Shares with the SEC or to effect compliance with the registration, qualification or listing requirements of any state securities laws, stock exchange or automated quotation system, and the Company will have no liability for any inability or failure to do so.

17. NO OBLIGATION TO EMPLOY. Nothing in this Plan or any Award granted under this Plan will confer or be deemed to confer on any Participant any right to continue in the employ of, or to continue any other relationship with, the Company or any Parent or Subsidiary of the Company or limit in any way the right of the Company or any Parent or Subsidiary of the Company to terminate Participant's employment or other relationship at any time, with or without cause.

18. CORPORATE TRANSACTIONS.

18.1 Assumption or Replacement of Awards by Successor. In the event of (a) a dissolution or liquidation of the Company, (b) a merger or consolidation in which the Company is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of the Company in a different jurisdiction, or other transaction in which there is no substantial change in the stockholders of the Company or their relative stock holdings and the Awards granted under this Plan are assumed, converted or replaced by the successor corporation, which assumption will be binding on all Participants), (c) a merger in which the Company is the surviving corporation but after which the stockholders of the Company immediately prior to such merger (other than any stockholder that merges, or which owns or controls another corporation that merges, with the Company in such merger) cease to own their shares or other equity interest in the Company, (d) the sale of substantially all of the assets of the Company, or (e) the acquisition, sale, or transfer of more than 50% of the outstanding shares of the Company by tender offer or similar transaction, any or all outstanding Awards may be assumed, converted or replaced by the successor corporation (if any), which assumption, conversion or replacement will be binding on all Participants. In the alternative, the successor corporation may substitute equivalent Awards or provide substantially similar consideration to Participants as was provided to stockholders (after taking into account the existing provisions of the Awards). The successor corporation may also issue, in place of outstanding Shares of the Company held by the Participant, substantially similar shares or other property subject to repurchase restrictions no less favorable to the Participant. In the event such successor corporation (if any) refuses to assume or substitute Awards, as provided above, pursuant to a transaction described in this Subsection 18.1, the vesting of all Awards will accelerate and the Options will become exercisable in full prior to the consummation of such event at such times and on such conditions as the Committee determines, and if such Options are not exercised prior to the consummation of the corporate transaction, they shall terminate in accordance with the provisions of this Plan.

18.2 Other Treatment of Awards. Subject to any greater rights granted to Participants under the foregoing provisions of this Section 18, in the event of the occurrence of any transaction described in Section 18.1, any outstanding Awards will be treated as provided in the applicable agreement or plan of merger, consolidation, dissolution, liquidation, or sale of assets.

18.3 Assumption of Awards by the Company. The Company, from time to time, also may substitute or assume outstanding awards granted by another company, whether in connection with an acquisition of such other company or otherwise, by either; (a) granting an Award under this Plan in substitution of such other company's award; or (b) assuming such award as if it had been granted under this Plan if the terms of such assumed award could be applied to an Award granted under this Plan. Such substitution or assumption will be permissible if the holder of the substituted or assumed award would have been eligible to be granted an Award under this Plan if the other company had applied the rules of this Plan to such grant. In the event the Company assumes an award granted by another company, the terms and conditions of such award will remain unchanged (except that the exercise price and the number and nature of Shares issuable upon exercise of any such option will be adjusted appropriately pursuant to Section 424(a) of the Code). In the event the Company elects to grant a new Option rather than assuming an existing option, such new Option may be granted with a similarly adjusted Exercise Price.

19. ADOPTION. This Plan became effective on the date on which it was adopted by the Board.

20. TERM OF PLAN/GOVERNING LAW. Unless earlier terminated as provided herein, this Plan will terminate ten (10) years from the date this Plan is adopted by the Board. This Plan and all agreements hereunder shall be governed by and construed in accordance with the laws of the State of California.

21. AMENDMENT OR TERMINATION OF PLAN. The Board may at any time terminate or amend this Plan in any respect, including without limitation amendment of any form of Award Agreement or instrument to be executed pursuant to this Plan.

22. NONEXCLUSIVITY OF THE PLAN. Neither the adoption of this Plan by the Board, the submission of this Plan to the stockholders of the Company for approval, nor any provision of this Plan will be construed as creating any limitations on the power of the Board to adopt such additional compensation arrangements as it may deem desirable, including, without limitation, the granting of stock options and bonuses otherwise than under this Plan, and such arrangements may be either generally applicable or applicable only in specific cases.

23. DEFINITIONS. As used in this Plan, the following terms will have the following meanings:

"Award" means any award under this Plan, including any Option, Restricted Stock or Stock Bonus.

"Award Agreement" means, with respect to each Award, the signed written agreement between the Company and the Participant setting forth the terms and conditions of the Award.

"Board" means the Board of Directors of the Company.

"Cause" means the commission of an act of theft, embezzlement, fraud, dishonesty or a breach of fiduciary duty to the Company or a Parent or Subsidiary of the Company.

"Code" means the Internal Revenue Code of 1986, as amended.

"Committee" means the Compensation Committee of the Board.

"Company" means Egghead.com, Inc. or any successor corporation.

"Disability" means a disability, whether temporary or permanent, partial or total, within the meaning of Section 22(e)(3) of the Code, as determined by the Committee.

"Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Exercise Price" means the price at which a holder of an Option may purchase the Shares issuable upon exercise of the Option.

"Fair Market Value" means, as of any date, the value of a share of the Company's Series A Common Stock determined as follows:

(a) if such Series A Common Stock is then quoted on the Nasdaq National Market, its closing price on the Nasdaq National Market on the date of determination as reported in The Wall Street Journal;

(b) if such Series A Common Stock is publicly traded and is then listed on a national securities exchange, its closing price on the date of determination on the principal national securities exchange on which the Series A Common Stock is listed or admitted to trading as reported in The Wall Street Journal;

(c) if such Series A Common Stock is publicly traded but is not quoted on the Nasdaq National Market nor listed or admitted to trading on a national securities exchange, the average of the closing bid and asked prices on the date of determination as reported in The Wall Street Journal; or

(d) if none of the foregoing is applicable, by the Committee in good faith.

"Insider" means an officer or director of the Company or any other person whose transactions in the Company's Common Stock are subject to Section 16 of the Exchange Act.

"Option" means an award of an option to purchase Shares pursuant to Section 5.

"Parent" means any corporation (other than the Company) in an unbroken chain of corporations ending with the Company if each of such corporations other than the Company owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

"Participant" means a person who receives an Award under this Plan.

"Performance Factors" means the factors selected by the Committee from among the following measures to determine whether the performance goals established by the Committee and applicable to Awards have been satisfied:

(a) Net revenue and/or net revenue growth;

(b) Earnings before income taxes and amortization and/or earnings before income taxes and amortization growth;

(c) Operating income and/or operating income growth;

(d) Net income and/or net income growth;

(e) Earnings per share and/or earnings per share growth;

(f) Total shareholder return and/or total shareholder return growth;

(g) Return on equity;

(h) Operating cash flow return on income;

(i) Adjusted operating cash flow return on income;

(j) Economic value added; and

(k) Individual confidential business objectives.

"Performance Period" means the period of service determined by the Committee, not to exceed five years, during which years of service or performance is to be measured for Restricted Stock Awards or Stock Bonuses.

"Plan" means this Egghead.com, Inc. 2000 Equity Incentive Plan, as amended from time to time.

"Restricted Stock Award" means an award of Shares pursuant to Section 6.

"SEC" means the Securities and Exchange Commission.

"Securities Act" means the Securities Act of 1933, as amended.

"Shares" means shares of the Company's Series A Common Stock reserved for issuance under this Plan, as adjusted pursuant to Sections 2 and 18, and any successor security.

"Stock Bonus" means an award of Shares, or cash in lieu of Shares, pursuant to Section 7.

"Subsidiary" means any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

"Termination" or "Terminated" means, for purposes of this Plan with respect to a Participant, that the Participant has for any reason ceased to provide services as an employee, officer, director, consultant, independent contractor, or advisor to the Company or a Parent or Subsidiary of the Company. An employee will not be deemed to have ceased to provide services in the case of (i) sick leave, (ii) military leave, or (iii) any other leave of absence approved by the Committee, provided, that such leave is for a period of not more than 90 days, unless reemployment upon the expiration of such leave is guaranteed by contract or statute or unless provided otherwise pursuant to formal policy adopted from time to time by the Company and issued and promulgated to employees in writing. In the case of any employee on an approved leave of absence, the Committee may make such provisions respecting suspension of vesting of the Award while on leave from the employ of the Company or a Subsidiary as it may deem appropriate, except that in no event may an Option be exercised after the expiration of the term set forth in the Stock Option Agreement. The Committee will have sole discretion to determine whether a Participant has ceased to provide services and the effective date on which the Participant ceased to provide services (the "Termination Date").

"Unvested Shares" means "Unvested Shares" as defined in the Award Agreement.

"Vested Shares" means "Vested Shares" as defined in the Award Agreement.

EXHIBIT 10.32

TECH DATA CORPORATION

VOLUME PURCHASE AGREEMENT

This Agreement (the "Agreement") is between:

I. Tech Data Corporation, a Florida corporation, 5350 Tech Data Drive, Clearwater, FL 33760 ("Tech Data"); and

II. ONSALE Inc., a California corporation, 1350 Willow Road, Menlo Park, CA 94025 ("Reseller").

Tech Data, a national distributor of microcomputers and related hardware and software ("Products"), has established a national network of customers with varying product purchase requirements. In order to satisfy the requirements of volume Internet purchasers, Tech Data has initiated the program set forth in this Agreement. Reseller has demonstrated ability and desire to purchase Products from Tech Data in sufficient volume to qualify for the program.

1. Term and Termination

The term of this Agreement begins January 1, 1999 and, unless otherwise terminated as provided herein, continues for 1 (one) year. At the end of 1 (one) year the Agreement will automatically renew for an additional one year period, unless either party gives 30 days prior written notice of its intent not to renew.

2. Pricing and Payment

Reseller's purchases are subject to this Agreement and Tech Data's Terms and Conditions of Sale ("Terms and Conditions"), attached as Exhibit A. Pricing in Exhibit B is based on a number of factors including, but not limited to: Reseller's annual volume commitment, Product purchase mix, and returns percentage. Pricing may be adjusted based on Tech Data's review of Reseller's compliance with the terms of this Agreement. Tech Data reserves the right to, from time to time and at its discretion, change prices, the basis for calculating pricing, or Reseller's mark-up percentage as contained in Exhibit B. Where pricing changes are occasioned by manufacturer price changes, Tech Data will use commercially reasonable efforts to provide such notice as is provided to Tech Data by the manufacturer(s), subject to manufacturer guidelines. Tech Data will provide 30 days advance notice of non-manufacturer driven changes to Reseller's mark-up percentage contained in Exhibit B. The following grid contains Reseller's agreed Product purchase mix:

Product Type             % of Overall Product Purchas
------------------------ ----------------------------
System                               (**)
Software                             (**)
Components                           (**)
Peripherals                          (**)
Networking                           (**)

Reseller will be considered in compliance with the Product purchase mix terms where there is a deviation of +/- 10% or less within the category. Example: Systems compliance range: 25-45%.

Reseller will pay for all Product purchases on an average Net (**) days from Tech Data's shipment to Reseller's customer, less any amounts credited to Reseller's account for customer returns. Deductions for returns must include supporting documentation referencing Tech Data's Return Authorization number and the Tech Data part number, along with Reseller's Debit Memo. Tech Data will not stop shipping as a result of Reseller reaching its credit limit until Reseller is notified it has reached its credit limit. Tech Data has the right to decline credit, require prepayment and, from time to time, with notice, change or revoke Reseller's credit limit or credit terms due to changes in Tech Data's credit policies, changes in the credit policies of approved floorplan financing companies, or Reseller's financial condition or payment record.

Tech Data will use commercially reasonable efforts to reconcile any debit balances it has with Reseller and will issue a credit memo within 30 days of reconciliation. Any errors in billing for UPS shipments must be reported to Tech Data's credit department within 12 months of original invoice date. Claims and/or deductions for billing discrepancies made more than 12 months from original invoice date will not be investigated or honored. Requests for Proof of Delivery (POD) for UPS shipments must be made within 9 months of the original invoice date. Requests received after 9 months from the original invoice date will not be investigated or honored. Any errors in billing for Fed Ex shipments must be reported to Tech Data's credit department within 90 days of original invoice date. Claims and/or deductions for billing discrepancies made more than 90 days from the invoice date will not be investigated or honored. POD requests for Fed Ex shipments must be made within 90 days of the original invoice date. Requests received after 90 days from the original invoice date will not be investigated or honored.

Rebate:

A. First Contract Quarter Rebate 1999 -Tech Data will credit Reseller an amount equal to (**)of Reseller's total net quarterly Product purchases. For the purpose of rebate calculation "total net quarterly Product purchases" is defined as purchases less returns during the calculation period.

B. Second Contract Quarter Rebate 1999-Tech Data will credit Reseller an amount equal to (**)of Reseller's total net quarterly Product purchases.

C. Subsequent Contract Quarters' Rebates-Tech Data will credit Reseller an amount equal to (**)of Reseller's total net quarterly Product purchases where Reseller's total net quarterly Product purchases are equal to or greater than the mutually agreed forecasted volume contained in Exhibit B.

D. Tech Data will use commercially reasonable efforts to credit Reseller's account for rebates earned within (**)for which the rebate was earned.

E. Contract Quarters for purposes of this Agreement are defined as calendar quarters.

Freight: Tech Data (**)on all orders shipped to locations within the continental United States. There are no minimum order requirements for this Agreement. Tech Data waives all handling fees for all orders, regardless of order size. In the event Reseller's customers select expedited shipping, Tech Data will (**) Tech Data will review actual shipping costs incurred pursuant to this Agreement on a quarterly basis to determine continued feasibility of providing (**).

TDEXpert: Tech Data will provide Reseller access to TDExpert, at no charge, a component driven product configuration tool via its website at www.techdata.com. Tech Data will consider improvements to the integration tool, based upon feedback provided by Reseller.

Configuration Services, TechniServe, TechniCall Signature Services and Education Services ("Services"): Reseller shall purchase a minimum of (**)a year in Services from Tech Data. Tech Data will review Reseller's actual Services purchases at the end of the second quarter of this Agreement and may increase overall Product pricing in an amount sufficient to recover the Services purchases deficit if Reseller's Services purchases are below (**)for the first two quarters.

3. Price Protection

Upon Reseller's request, Tech Data will administer Reseller's price protection and marketing program funds claims, as a pass through from manufacturers/publishers.

4. Marketing Programs

A. Reseller will be charged an administrative fee of (**)of marketing program funds obtained by Tech Data for Tech Data's administration and processing of marketing program funds claims. Reseller will remit this administrative fee in the form of Reseller advertising inventory valued at no less than (**)of the marketing program funds claims amounts. The value of the advertising inventory remitted will be determined by mutual agreement of Tech Data and Reseller. Tech Data and Reseller will reconcile marketing program funds payments quarterly and either debit Reseller's Tech Data account for overpayments or credit Reseller's Tech Data account for additional funds due Reseller, based upon actual sales for the quarter. Tech Data facilitates Reseller(s) marketing program funds claims. Marketing program funds are available only when provided by the manufacturer. All marketing program funds are subject to manufacturer's policies and guidelines.

B. Tech Data (**), net of the administrative fee addressed in paragraph 4. A., as marketing program funds; provided, however, such projections do not exceed one-fourth of the annual commitment amount contained in Exhibit B. This sum will be paid quarterly, one week prior to the start of each contract quarter. Tech Data will (**)for the first contract quarter upon execution of this Agreement.

C. Payment of marketing program funds is subject to continued participation in funding by the manufacturers of Products for which funding is sought. Tech Data shall have no obligation to pay to Reseller marketing program funds unless payment is received by Tech Data from the manufacturer(s).

D. Reseller must provide Tech Data with quarterly forecasts at least 15 business days prior to the start of every contract quarter. Forecasts are estimates of Product purchases, but are not a promise to purchase Products.

E. Reseller will provide Tech Data with appropriate marketing collateral, rate cards, Point of Sale reports, and a contact person for use in connection with Tech Data's marketing program funding efforts on Reseller's behalf.

F. In addition to the (**)funding discussed above, Tech Data will use commercially reasonable efforts to obtain marketing program funds to support Reseller's relevant marketing efforts, including national events, promotions, advertising, custom catalogs, and vendor sponsored training.

5. Electronic Ordering

Reseller will use commercially reasonable efforts to order 100% of the Products purchased under this Agreement via Tech Data Online or other Tech Data specified electronic ordering system.

6. Use of Products

All Products delivered to Reseller are for resale only and cannot be used for the internal business purposes of Reseller or any parent company, subsidiary, or affiliate of Reseller. Reseller currently possesses valid resale exemption certificates for California and Michigan and has submitted applications for New Jersey, Indiana and Texas.

7. Returns

a. All returns must have the prior approval of Tech Data, which will not be unreasonably withheld. Reseller will request a Return Authorization (RA) number from Tech Data via telephone, e-mail or the worldwide web, prior to Reseller issuing a return authorization to its customer(s). Tech Data will respond to Reseller's requests within 8 business hours and will issue a credit to Reseller's account within 24 hours of receipt of the returned Product. Unauthorized returns may be returned to Reseller at its expense or 1) issued a credit for the last purchase price; 2) the current price; or 3) the cost of goods less a 15% handling fee at the discretion of Tech Data. Reseller will research returns with its customers and notify Tech Data of its findings within 16 business hours of Reseller's receipt of the customer's return request;

b. All returns, other than dead on arrival (DOA)/Defective, must be in new, unopened, and resoluble boxes;

c. Reseller may only use credits for returns against future purchases, except upon termination of this Agreement. Where this Agreement is terminated by either party, Tech Data will remit any outstanding balances owed to Reseller, following deduction for any outstanding balances owed to Tech Data, within 15 days;

d. Reseller bears all risks of loss. Returns shall be shipped FOB Tech Data's returns warehouse and risk of loss remains with Reseller until returned Products are accepted by Tech Data at its returns warehouse;

e. Total credit for all returns in any Tech Data fiscal quarter shall not exceed 5% of total purchase price of all Products purchased and paid for by Reseller during the prior fiscal quarter. Returns due to shipping error or freight damage will not be included in the 5% limitation;

f. DOA/Defective- returns may be made up to 60 days after invoice date for replacement, except for mass storage and memory Product DOA returns which must be made within 30 days of invoice date. Tech Data reserves the right to require returns be made directly to the Product's manufacturer for processing under the manufacturer's DOA/defective returns policy. Some manufacturers' policies may vary and may require pre-qualification or on-site inspection prior to return authorization.

g. Tech Data reserves the right to charge reasonable fees for refused shipments, incomplete returns, cleaning returned Product, and re-boxing returned Product. Tech Data will use commercially reasonable efforts to provide Reseller with notice prior to charging said fees.

h. Tech Data reserves the right to refuse returns if: (i) restricted by the manufacturer; or (ii) Products are no longer in production or are being produced or published by a manufacturer that is insolvent or has declared bankruptcy. All returns are subject to Tech Data's current returns policy, which may be amended from time to time at Tech Data's discretion. Tech Data will use commercially reasonable efforts to provide Reseller with notice of return policy changes, such as said notice is provided to Tech Data and as allowed by the manufacturer.

8. Confidentiality

Tech Data and Reseller each must keep confidential the specific terms (although not the existence) of this Agreement, including, but not limited to price and other fee and payment terms and conditions, as well as all Confidential Information of the other party. For purposes of this Agreement, "Confidential Information" means pricing, methods, systems and other business information in written form that is marked confidential. Confidential Information includes information in written form that summarizes an oral or other nonwritten disclosure if delivered to the recipient within 30 days after the initial nonwritten disclosure. However, Confidential Information does not include information that is (I) known to the Recipient prior to disclosure by the Provider; (ii) is lawfully received from a third party not under an obligation of confidentiality to the Provider with respect to such information; (iii) communicated by the Provider to third parties not under an obligation of confidentiality; (iv) in the public domain not as a result of a breach of this paragraph by Recipient; or (v) independently developed by the Recipient without reference to Confidential Information received from the Provider. Each party agrees not to disclose the Confidential Information of the other party to any individual person who does not require it in order to perform his or her regular business duties for such party. In the event of a breach of these confidentiality obligations above, the non-breaching party is entitled, in addition to all other remedies available at law or in equity, to seek injunctive relief in order to prevent or restrain the unauthorized use and dissemination of the non-breaching party's Confidential Information . The parties agree that their confidentiality obligations above will survive after the date of expiration or earlier termination of this Agreement for 1 year after such date.

9. Auction Services

Tech Data recognizes Reseller as a provider of auction services and will provide Reseller with the opportunity to review Tech Data's inventory liquidation dispositions.

10. Engineering and Systems Support

Engineering and systems support terms are contained in Exhibit C.

11. Customer Service

Tech Data will provide a contact person(s) for all customer service issues related to shipment, returns, order tracking, and warranty information. Additional terms are contained in Exhibit D.

12. Audits

Upon prior written request by Reseller, Tech Data will allow Reseller's third party independent auditors, at Reseller's expense, to review vendor invoices for Products purchased by Reseller from Tech Data; provided that: 1) Reseller and the auditors execute a written confidentiality agreement related to the pricing data contained in the vendor invoices; and 3) the audit is performed during normal business hours. Any such audit will be limited to aggregate data in a report format. In no event may more than two audits per year be conducted pursuant to this provision.

13. General Terms

A. Tech Data and Reseller represent and warrant that they are in compliance with and will continue to comply in all respects with all applicable federal, state and local laws and regulations in connection with their respective obligations under this Agreement and that they have all required licenses, certificates, permits, registrations or similar regulatory approvals required to perform their respective obligations under this Agreement.

B. Tech Data acknowledges that all customer specific information, including credit card information provided by Reseller to Tech Data under this Agreement will be kept confidential and secure and Tech Data will not use the customer specific information for any purpose other than what is required to complete its obligations under this Agreement. Tech Data agrees that the customer specific information will not be sold or assigned to any third party for any reason.

C. Limitation of Liability: Neither party shall be liable under any circumstances for any special, consequential, incidental, punitive or exemplary damages arising out of or in any way connected with the Agreement to sell product to Reseller or the Product, including, but not limited to, damages for lost profits, loss of use, lost data or for any damages or sums paid by Reseller to third parties, even if the aggrieved party has been advised of the possibility of such damages. The foregoing limitation of liability shall apply whether any claim is based upon principles of contract, warranty, negligence or other tort, breach of any statutory duty, principles of indemnity or contribution, the failure of any limited or exclusive remedy to achieve its essential purpose, or otherwise.

D. Any dispute related to this Agreement will be (1) resolved by binding arbitration under the Commercial Rules of the American Arbitration Association before a panel of 3 arbitrators selected in accordance with such rules, and (2) governed by Florida law, without regard to any choice of law rules. The ruling of the arbitrators may be entered and enforced in any court of competent jurisdiction. Notwithstanding provision for arbitration under this paragraph, either party may apply for injunctive and other equitable relief in any court having the power to provide such relief; provided that the parties intend that any dispute as to the merits of any claim will be arbitrated in the manner described above. The prevailing party in any legal or equitable proceeding pertaining to this Agreement will be entitled to reimbursement of costs, including the reasonable fees of attorneys and other professionals. The parties are independent contractors; and this Agreement should not be interpreted as creating any relationship of employment, agency, joint venture, partnership or any other fiduciary relationship of any kind. All notices will be deemed effective upon receipt.

E. Exhibit E contains General Service Levels.

F. Reseller's sole and exclusive remedy for Tech Data's failure to meet service level commitments contained in this Agreement is termination of the Agreement.

G. Tech Data shall not be liable for any failure to meet service level commitments including, but not limited to, those set forth in sections 10 and 11, due to circumstances beyond the reasonable control of Tech Data which affect Tech Data or any of Tech Data's suppliers, including, but not limited to, delays caused by unavailability or shortages of Products from Tech Data's suppliers, natural disasters, acts of war; acts or omissions of Reseller; fire, strike, riot, or governmental interference; unavailability or shortage of materials, labor, fuel or power through normal commercial channels at customary and reasonable rates; failure or destruction of plant or equipment arising from any cause whatsoever; or transport failures.

14. Entire Agreement

This Agreement and the Terms and Conditions constitute the entire and exclusive agreement of the parties and supersedes all prior offers, negotiations, understandings and agreements. Unless Reseller and Tech Data have executed a written agreement specifically superseding this Agreement, it is expressly agreed that no prior or contemporaneous agreement contradicts, modifies, supplements or explains this Agreement. In the event of a conflict between this Agreement and the Terms and Conditions, the order of precedence shall be the terms and conditions of 1) the body of this Agreement, 2) its signed attachments, and 3) the Terms and Conditions. Any modifications of this Agreement must be in writing and executed by the parties. Any waiver by either party of one or more of these terms and conditions or any defaults hereunder shall not constitute a waiver of the remaining terms and conditions or of any future defaults hereunder. No failure or delay by either party in exercising or enforcing any right hereunder shall operate as a waiver thereof or preclude any other exercise or enforcement of rights hereunder. Any provision of these terms and conditions that is prohibited or unenforceable under the laws of the State of Florida shall be ineffective to the extent of such prohibition or unenforceability, without impairing or invalidating the remaining provisions of these terms and conditions. All sales agreements shall be deemed made in, and shall be governed by, the laws of the State of Florida. The venue for any disputes arising out of any sales agreement shall be the courts with proper jurisdiction at the headquarters of the party not instituting the action. ALL SALES TRANSACTIONS EXCLUDE THE APPLICATION OF THE 1980 UNITED NATIONS CONVENTION ON CONTRACTS FOR THE INTERNATIONAL SALE OF GOODS, IF OTHERWISE APPLICABLE.

TECH DATA CORPORATION                   ONSALE INC.

BY: __________________________          BY: __________________________

      SHAWN HUGHES                             Merle McIntosh

      VICE PRESIDENT & GENERAL MANAGER         SVP

       1/21/99                                 1/18/99

      (Date)                                  (Date)

EXHIBIT A

TECH DATA CORPORATION

TERMS AND CONDITIONS OF SALE

These terms and conditions of sales which appear on all invoices are the terms and conditions upon which Tech Data Corporation and its U.S. subsidiaries (together "TDC") make all sales. TDC will not accept any other terms and conditions of sale, unless Buyer and TDC have executed a master contract which specifically supersedes and replaces these terms and conditions. Acceptance of all purchase orders is expressly made conditional upon Buyer's assent, expressed or implied, to the terms and conditions set forth herein without modification or addition.

1. ACCEPTANCE

Buyer's acceptance of these terms and conditions shall be indicated by any of the following, whichever first occurs: (a) Buyer's making of an offer to purchase Product from TDC; (b) Buyer's written acknowledgment hereof; (c) Buyer's acceptance of any shipment of any part of the items specified for delivery (the "Products"); or (d) any other act or expression of acceptance by Buyer. TDC's acceptance is expressly limited to the terms and conditions hereof in their entirety without addition, modification or exception, and any term, condition or proposals hereafter submitted by Buyer (whether oral or in writing) which is inconsistent with or in addition to the terms and conditions set forth hereon is objected to and is hereby rejected by TDC. TDC's silence or failure to respond to any such subsequent or different term, condition or proposal shall not be deemed to be TDC's acceptance or approval thereof.

2. DELIVERY

Unless otherwise agreed in writing, delivery shall be made in accordance with TDC's shipping policy in effect on the date of shipment. For all domestic transactions, unless otherwise stated on the front of the invoice, title to, and all risk of loss or damage with respect to the Products shall pass to Buyer upon delivery by TDC to the carrier or Buyer's representative at TDC's warehouse or plant. For all international transactions, the Product shall be sold on a delivered, insurance paid, duty and international freight unpaid basis. TDC assumes no responsibility for charges attendant to Customs clearance in the country of delivery, customs duty, VAT or any other charges or taxes within the country designated for delivery by the Buyer. Title and risk of loss shall pass to the Buyer upon delivery to the port designated by the Buyer and prior to Customs clearance. Delivery is subject to the payment provisions set forth herein and to TDC's receipt from Buyer of all necessary information and documentation from Buyer including all import certificates, exemption and/or resale certificates, licenses and other documents as may be required from Buyer for export of the Product. Buyer shall promptly notify TDC, in no event later than ten (10) business days after delivery, of any claimed shortages or rejection as to any delivery. Such notice shall be in writing and shall be reasonably detailed, stating the grounds for any such rejection. Failure to give any such notice within such time shall be deemed an acceptance in full of any such delivery. TDC shall not be liable for any shipment delays beyond the reasonable control of TDC which affect TDC or any of TDC's suppliers, including, but not limited to, delays caused by unavailability or shortages of Products from TDC's suppliers; natural disasters, acts of war; acts or omissions of Buyer; fire, strike, riot, or governmental interference; unavailability or shortage of materials, labor, fuel or power through normal commercial channels at customary and reasonable rates; failure or destruction of plant or equipment arising from any cause whatsoever; or transport failures.

3. PRICE AND PAYMENT

Buyer shall bear all applicable federal, state, municipal and other government taxes (such as sales, use and similar taxes), as well as import or customs duties, license fees and similar charges, however designated or levied on the sale of the Products (or the delivery thereof) or measured by the purchase price paid for the Products. (TDC's prices set forth on the front side of the invoice do not include such taxes, fees and charges.) Exemption certificates must be presented prior to shipment if they are to be honored. Unless otherwise specified, payment terms are COD. TDC, at its discretion, may require reasonable advance assurances of payment through irrevocable bank letters of credit or otherwise. All unpaid invoices shall bear interest at an amount equal to 1-1/2% of the outstanding balance per month (or the maximum rate of interest allowed to be contracted for by law, whichever is less), commencing upon the date payment is due. Buyer's failure to make timely payment may result in such action as commencement of proceedings for collection, revocation of credit, stoppage of shipment, delay or cessation of future deliveries, repossession of unpaid delivered goods and termination of any one or more sales agreements. Notwithstanding any "net" payment provisions specified on the invoice, TDC shall have no continuing obligation to deliver Products on credit, and any credit approval may be withdrawn by TDC at any time and without prior notice. TDC retains (and Buyer grants to TDC by submitting a purchase order) a security interest in the Products to secure payment in full and compliance with all sales agreements, and Buyer agrees to execute any additional documents necessary to perfect such security interest. In the event the sales invoice shall be placed by TDC in the hands of an attorney for the purpose of collection, with or without litigation, or for the purpose of enforcing TDC's security interest in the Products, the Buyer agrees to pay any and all costs associated with such placement, including, without limitation, attorney's fees and costs incurred prior to, during, or subsequent to trial, and including, without limitation, collection, bankruptcy, or other creditor's rights proceedings. If a sale is to occur, or the Product is to be shipped, outside of the United States, Buyer acknowledges and agrees that the amount due TDC is contracted in U.S. Dollars and that payment in U.S. Dollars is of the essence. Any payment by Buyer in local currency or the receipt by TDC of local currency as a consequence of enforcement procedures against Buyer will be deemed an authorization for TDC to use that local currency to purchase U.S. Dollars or, if such purchase is prohibited by local law, an authorization to purchase appropriate bonds or other instruments and export them from the Buyer's country in order to convert the currency into U.S. Dollars and apply the proceeds to the payment of any amounts owed to TDC by Buyer. Any deficiency as a result of conversion of payment into U.S. Dollars shall be the responsibility of Buyer.

4. PRODUCT RETURNS Return of Products purchased hereunder, whether for stock balancing purposes or because such Products are claimed to be defective, shall be governed by TDC's Product Return policies as set forth in TDC's Wholesale Catalog in effect on the date of the invoice, or as otherwise provided by TDC to Buyer in writing. TDC reserves the right to modify or eliminate such policies at any time. Although TDC's policies may permit Buyer to return Products claimed to be defective under certain circumstances, TDC makes no representations or warranties of any kind with respect to the Products. TDC HEREBY DISCLAIMS ALL REPRESENTATIONS AND WARRANTIES, EXPRESS OR IMPLIED, AS TO THE PRODUCTS, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE. TDC WILL NOT BE LIABLE FOR ANY DAMAGE, LOSS, COST OR EXPENSE FOR BREACH OF WARRANTY. The right to return defective Products, as previously described, shall constitute TDC's sole liability and Buyer's exclusive remedy in connection with any claim of any kind relating to the quality, condition or performance of any Product, whether such claim is based upon principles of contract, warranty, negligence or other tort, breach of any statutory duty, principles of indemnity or contribution, the failure of any limited or exclusive remedy to achieve its essential purpose, or otherwise. In the event TDC issues a return authorization to Buyer allowing Buyer to return Product to TDC, Buyer will deliver the Product to TDC's address in the United States, if so required by TDC, and Buyer shall bear all applicable federal, state, municipal and other government taxes (such as sales, use and similar taxes) as well as import or customs duties, license fees and similar charges, however designated or levied, on any replacement Product to be shipped by TDC to Buyer.

5. LIMITATION OF LIABILITY

TDC SHALL NOT BE LIABLE UNDER ANY CIRCUMSTANCES FOR ANY SPECIAL, CONSEQUENTIAL, INCIDENTAL, PUNITIVE OR EXEMPLARY DAMAGES ARISING OUT OF OR IN ANY WAY CONNECTED WITH THE AGREEMENT TO SELL PRODUCT TO BUYER OR THE PRODUCT, INCLUDING, BUT NOT LIMITED TO, DAMAGES FOR LOST PROFITS, LOSS OF USE, LOST DATA OR FOR ANY DAMAGES OR SUMS PAID BY BUYER TO THIRD PARTIES, EVEN IF TDC HAS BEEN ADVISED OF POSSIBILITY OF SUCH DAMAGES. THE FOREGOING LIMITATION OF LIABILITY SHALL APPLY WHETHER ANY CLAIM IS BASED UPON PRINCIPLES OF CONTRACT, WARRANTY, NEGLIGENCE OR OTHER TORT, BREACH OF ANY STATUTORY DUTY, PRINCIPLES OF INDEMNITY OR CONTRIBUTION, THE FAILURE OF ANY LIMITED OR EXCLUSIVE REMEDY TO ACHIEVE ITS ESSENTIAL PURPOSE, OR OTHERWISE.

6. GENERAL

These terms and conditions shall constitute the final, complete and exclusive agreement of the parties with respect to all sales by TDC to Buyer and shall supersede all prior offers, negotiations, understandings and agreements. Unless Buyer and TDC have executed a master contract which specifically supersedes and replaces the terms and conditions herein, it is expressly agreed that no prior or contemporaneous agreement or understanding, whether written or oral, shall contradict, modify, supplement or explain the terms and conditions contained herein. No additional or different terms or conditions, whether material or immaterial, shall become a part of any sales agreement unless expressly accepted in writing by an authorized officer of TDC in the United States. Any waiver by TDC of one or more of these terms and conditions or any defaults hereunder shall not constitute a waiver of the remaining terms and conditions or of any future defaults hereunder. No failure or delay by either party in exercising or enforcing any right hereunder shall operate as a waiver thereof or preclude any other exercise or enforcement of rights hereunder. Any provision of these terms and conditions that is prohibited or unenforceable under the laws of the State of Florida shall be ineffective to the extent of such prohibition or unenforceability, without impairing or invalidating the remaining provisions of these terms and conditions. All sales agreements shall be deemed made in, and shall be governed by, the laws of the State of Florida. The venue for any disputes arising out of any sales agreement shall be, at TDC's sole and exclusive option, Pinellas County, Florida or the courts with proper jurisdiction at Buyer's location. ALL SALES TRANSACTIONS EXCLUDE THE APPLICATION OF THE 1980 UNITED NATIONS CONVENTION ON CONTRACTS FOR THE INTERNATIONAL SALE OF GOODS, IF OTHERWISE APPLICABLE.

7. RESALE

a) Buyer shall comply with, and shall not act to contravene, applicable laws, codes, and regulations, including without limitation those relating to the licensing/control of, or prohibition against, shipment (including both export and re-export) to designated countries and/or entities. b) Buyer recognizes that some Product sales are limited to a specified territory and shall not sell Products outside that territory. Such sales may constitute copyright or trademark infringement.

EXHIBIT B

        Division               Vendor/Product        Annual Commitment
                                                            (**)
------------------------ --------------------------- ----------------
                                                     Cost Plus Mark-Up
------------------------ --------------------------- ----------------
A                                    (**)                   (**)
------------------------ --------------------------- ----------------
B                                    (**)                   (**)
------------------------ --------------------------- ----------------
C                        Peripherals                        (**)
                                     (**)                   (**)
                                     (**)                   (**)
                                     (**)                   (**)
                                     (**)                   (**)

                         Networking                         (**)
                                     (**)                   (**)

                         Components                         (**)
                                     (**)                   (**)
                                     (**)                   (**)
                                     (**)                   (**)

                         Printers                           (**)

                         Power Supplies                     (**)

                         Software                           (**)
                                     (**)                   (**)
                                     (**)                   (**)
------------------------ --------------------------- ----------------

*Percentages shown for Category A, B and C are percentage above Tech Data's landed cost for the Products in those categories without regard to supplier rebates or other funds available to Tech Data from Supplier including, but not limited to, funds based upon volume of purchase or sales or services provided by Tech Data to the Supplier. Landed cost includes inbound costs and insurance. Pricing for all Vendor-specified Final Assembly builds will include an assembly fee; any additional configuration of other third party products will incur additional fees, which will be billed separately.

EXHIBIT C

Engineering Service Level Requirements

AVAILABILITY

1. API

A. Normal Operation

1. The API line will be available for price checking and inventory availability during the following hours: Monday - Friday: 5:00 am - 1:30 am EST Saturday: 7:00 am - Midnight EST Sundays: Closed

2. Tech Data will have Support Desk Coverage for API problems. The group's schedule is as follows: Monday - Friday: 6:00 am - Midnight Saturday: 9am - 6pm Sunday: Closed

2. EDI X.12

To be determined jointly.

PERFORMANCE

1. API

Price and availability checks should take no more than 2.0 seconds round trip on average per transaction, with fewer than 5.0% of these transactions exceeding 3.0 seconds. Order and order response transaction times will vary based on the number of items on order and the speed of Reseller's internal systems.

2. EDI X.12

To be determined jointly.

REPORTING AND ESCALATION

1. Escalation

A. All Tech Data and telecommunication problems should be reported directly to Reseller Site Operations. Reseller Site Operations is available 24 hours per day, 365 days per year.

B. Problems requiring more detailed assistance from Reseller should be escalated to either the Manager of Site Operations or the Assistant Manager of Site Operations. One of these people is on call 24 hours per day. Reseller's Site Operations can inform you which person to contact.

C. Problems requiring engineering assistance from Reseller should be escalated first to the VP of Engineering. If he is unavailable, the problem should be escalated to the Chief Technical Officer.

2. Contacts

A. ONSALE Site Operations

ONSALE Site Operations
650.470.2785
siteops@onsale.com
Site Operations Manager
Mr. Nick Nikzat
415.516.1892 cell
888.492.2115 pager
650.470.2788 office
510.475.5944 home
nnikzat@onsale.com
Assistant Site Operations Manager
Mr. Piyush Agarwal
415.516.1046 cell
888.518.1575 pager
650.470.2749 office
pagarwal@onsale.com
LAN/WAN engineering
Mr. Bob Cheung
415.810.4124 cell
888.908.4006 pager
650.470.2775 office
408.270.5984 home
bcheung@onsale.com
B.  Engineering and Software Development
Chief Technical Officer
Mr. Alan Fisher
650.470.2780 office
925.846.6853 home
415.810.3732 cell
afisher@onsale.com
Mr. Robert Petrossian
VP, Engineering
650.470.5249 office
888.492.2116 pager
650.358.0603 home
rpetrossian@onsale.com

EXHIBIT D

Customer Service Performance Levels

1. Tech Data will respond to all customer service inquiries within eight business hours of receipt.

2. Tech Data will ship all orders on the same day received provided Tech Data receives the orders by 5:00 PM local time, unless product is on a back-order or special order status. Orders received after 5:00 PM will ship the next business day, unless product is on a back-order or special order status. If product is on a back-order or special order status Reseller will be notified by its Tech Data sales team.

3. Tech Data will make commercially reasonable efforts to maintain order accuracy greater than 99.9%.

4. Tech Data will ship replacement products for erroneous shipments via expedited freight at its own expense.

5. Tech Data will respond to RMA requests within eight business hours.

Reseller's back-orders will be filled to a service level no less than first order in, first order out

A. In the case that any of the above requirements are not being met, the cause of the issue should be immediately escalated to the VP of Operations. Reseller's sole and exclusive remedy for Tech Data's failure to meet service level commitments contained in this Agreement is termination of the Agreement..

VP of Operations

Dennis Shepard

Phone: 650-470-2440

E-Mail: dshepard@onsale.com

EXHIBIT E

General Service Levels

1. Tech Data will use commercially reasonable efforts to work with Reseller to automate processes where appropriate. Where Reseller is willing to provide a Web interface for data response as opposed to phone, fax or e-mail (when issuing RMAs, for example), Tech Data will use commercially reasonable efforts to have their reps use this interface.

2. Tech Data will make available to Reseller any system or product enhancements made available to other Tech Data customers during the period of the agreement.

(**) Represents omitted portions due to the Registrant's request for

EXHIBIT 21.01

List of Egghead.com, Inc. Subsidiaries

Parent Company : Egghead.com, Inc.

Subsidiaries, wholly owned by Egghead.com, Inc. :

EO Corporation

D J & J Software Corporation

Surplus Software, Inc.

EH Direct, Inc.

MPI Corporation

EXHIBIT 23.01

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-91553) and Form S-8 (No. 333-58991) of Egghead.com, Inc. of our report dated February 22, 2000, which appears on page 35 of this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

San Jose, California

March 29, 2000

EXHIBIT 23.02

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-91553 and 333-58991.

/s/ Arthur Andersen LLP

Portland, OR

March 28, 2000

EXHIBIT 27.01

Egghead.com
Financial Data Schedule
For year ended December 31, 1999

Period type                                 Year
Fiscal Year End                             Dec-31-1999
Period Start                                Jan-01-1999
Period End                                  Dec-31-1999
Cash                                        68,223
Securities                                  18,000
Receivables                                 15,102
Allowances                                  (2,320)
Inventory                                   17,900
Current Assets                             118,366
PP&E                                        17,072
Depreciation                                (7,559)
Total Assets                               129,130
Current Liabilities                         73,662
Bonds                                        2,046
Preferred Mandatory
Preferred
Common                                      37
Other SE                                    53,385
Total Liability and Equity                 129,130
Sales                                      514,804
Total Revenues                             514,804
CGS                                        487,177
Total Costs                                677,482
Other Expenses                              11
Loss Provision
Interest Expense
Income Pretax                             (154,929)
Income Tax
Income Continuing                         (154,929)
Discontinued
Extraordinary
Changes
Net Income                                (154,929)
EPS Primary                                 (4.29)
EPS Diluted                                 (4.29)
EXHIBIT 27.02
Egghead.com
Financial Data Schedule
For years ended December 31, 1998, 1997, 1996

Period type                                 Year               Year               Year
Fiscal Year End                             Dec-31-1996        Dec-31-1997        Dec-31-1998
Period Start                                Jan-01-1996        Jan-01-1997        Jan-01-1998
Period End                                  Dec-31-1996        Dec-31-1997        Dec-31-1998
Cash                                        86,202             123,947            145,475
Securities                                                                         20,696
Receivables                                 19,697              10,825              8,808
Allowances                                  (5,385)             (2,765)            (1,273)
Inventory                                   50,607              18,555             23,408
Current Assets                             159,676             159,249            198,357
PP&E                                        41,811               9,700             21,400
Depreciation                               (21,523)             (4,370)            (8,180)
Total Assets                               181,200             198,295            245,611
Current Liabilities                         78,387              49,939             52,087
Bonds                                          438                                  2,016
Preferred Mandatory
Preferred                                        1
Common                                          30                 32                 37
Other SE                                    102,344            148,324            191,471
Total Liability and Equity                  181,200            198,295            245,611
Sales                                       374,984            382,060            356,472
Total Revenues                              374,984            382,060            356,472
CGS                                         315,446            332,511            320,086
Total Costs                                 422,519            442,902            414,670
Other Expenses                                8,040              2,776                619
Loss Provision
Interest Expense
Income Pretax                               (43,769)           (57,003)           (49,089)
Income Tax                                    4,831
Income Continuing                           (48,600)           (57,003)           (49,089)
Discontinued                                 10,032              4,300
Extraordinary
Changes                                        (711)
Net Income                                  (39,279)           (52,703)           (49,089)
EPS Primary                                  (1.78)             (1.91)             (1.50)
EPS Diluted                                  (1.78)             (1.91)             (1.50)
EXHIBIT 27.03
Egghead.com
Financial Data Schedule
For quarters ended March 31, 1999, June 30,1999, September 30, 1999

Period type                                 3-MOS              3-MOS              3-MOS
Fiscal Year End                             Dec-31-1999        Dec-31-1999        Dec-31-1999
Period Start                                Jan-01-1999        Apr-01-1999        Jul-01-1999
Period End                                  Mar-31-1999        Jun-30-1999        Sep-30-1999
Cash                                        148,304            129,696            105,441
Securities                                   15,177             16,061             20,309
Receivables                                   9,970             11,322             12,191
Allowances                                   (1,340)            (1,361)            (1,003)
Inventory                                    23,034             19,071             20,826
Current Assets                              196,494            176,309            160,542
PP&E                                         22,265             24,729             28,998
Depreciation                                 (8,625)           (10,420)           (12,007)
Total Assets                                244,119            223,867            210,655
Current Liabilities                          54,234             55,740             65,779
Bonds                                         2,024              2,033              2,039
Preferred Mandatory
Preferred
Common                                          37                 37                 37
Other SE                                    187,824            166,057            142,800
Total Liability and Equity                  244,119            223,867            210,655
Sales                                       110,103            121,953            136,610
Total Revenues                              110,103            121,953            136,610
CGS                                          99,714            116,667            130,674
Total Costs                                 129,854            146,468            163,093
Other Expenses                                  11
Loss Provision
Interest Expense
Income Pretax                               (18,335)           (22,356)           (23,874)
Income Tax
Income Continuing                           (18,335)           (22,356)           (23,874)
Discontinued
Extraordinary
Changes
Net Income                                  (18,335)           (22,356)           (23,874)
EPS Primary                                  (0.54)             (0.61)             (0.64)
EPS Diluted                                  (0.54)             (0.61)             (0.64)
EXHIBIT 27.04

Egghead.com
Financial Data Schedule
For quarters ended March 31, 1998, June 30,1998, September 30, 1998

Period type                                 3-MOS              3-MOS              3-MOS
Fiscal Year End                             Dec-31-1998        Dec-31-1998        Dec-31-1998
Period Start                                Jan-01-1998        Apr-01-1998        Jul-01-1998
Period End                                  Mar-31-1998        Jun-30-1998        Sep-30-1998
Cash                                        119,083            94,363             89,152
Securities                                                     17,149             16,850
Receivables                                   9,447             8,069              7,107
Allowances                                   (2,051)           (2,643)            (1,272)
Inventory                                    18,817            23,884             27,800
Current Assets                              147,576           144,241            142,062
PP&E                                          9,766            12,451             16,936
Depreciation                                 (4,503)           (5,499)            (6,632)
Total Assets                                186,223           184,127            186,633
Current Liabilities                          46,275            45,525             53,434
Bonds                                                                              2,000
Preferred Mandatory
Preferred
Common                                         32                 33                 33
Other SE                                    139,916            138,569            131,166
Total Liability and Equity                  186,223            184,127            186,633
Sales                                        69,551             85,871             99,789
Total Revenues                               69,551             85,871             99,789
CGS                                          62,115             76,157             90,174
Total Costs                                  81,032             98,455            116,466
Other Expenses                                 193                300                115
Loss Provision
Interest Expense
Income Pretax                               (9,740)            (11,236)           (12,156)
Income Tax
Income Continuing                           (9,740)            (11,236)           (12,156)
Discontinued
Extraordinary
Changes
Net Income                                  (9,740)            (11,236)           (12,156)
EPS Primary                                 (0.30)              (0.35)             (0.37)
EPS Diluted                                 (0.30)              (0.35)             (0.37)