Form 10-Q
period 2000-03-31
EGGHEAD COM INC/DE
filed 2000-05-15
CIK 1026506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    000-29184

EGGHEAD.COM, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	77-0408319
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1350 Willow Road
Menlo Park, California    94025
(Address of Principal Executive Offices including Zip Code)

(650) 470-2400
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of April 30, 2000, there were 40,315,310 shares of the Registrant's common stock outstanding.

EGGHEAD.COM, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000
TABLE OF CONTENTS

PART I

Item 1. Financial Statements

Egghead.com, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

                                                            March 31, December 31,
                                                             2000        1999
                                                          ----------  ----------
                                                          (unaudited)
Assets
Current assets:
 Cash and cash equivalents...............................   $52,529     $68,223
 Short-term investments..................................    12,354      18,000
 Accounts receivable, net of allowances
 of $3,105 and $2,320....................................    18,124      12,782
 Merchandise inventory...................................    14,002      17,900
 Prepaid expenses and other current assets...............     2,404       1,461
                                                          ----------  ----------
   Total current assets..................................    99,413     118,366
Property and equipment, net..............................     9,483       9,513
Investment in joint venture..............................       599         799
Other assets.............................................       530         452
                                                          ----------  ----------
   Total assets..........................................  $110,025    $129,130
                                                          ==========  ==========
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable........................................   $22,876     $34,512
 Accrued expenses........................................    25,318      29,168
 Deferred revenue........................................     5,756       7,646
 Reserves and liabilities related to restructuring.......     2,112       2,336
                                                          ----------  ----------
   Total current liabilities.............................    56,062      73,662
Long-term liabilities....................................     2,046       2,046

Stockholders' equity:
 Convertible preferred stock, $0.001 par value;
  2,000,000 shares authorized: no shares issued
  and outstanding........................................       --          --
 Common stock, $0.001 par value; 98,000,000 shares
  authorized; 40,293,623 and 37,199,240 shares
  issued and outstanding, respectively...................        40          37
 Additional paid-in capital..............................   345,512     321,961
 Accumulated deficit.....................................  (293,635)   (268,576)
                                                          ----------  ----------
   Total stockholders' equity............................    51,917      53,422
                                                          ----------  ----------
   Total liabilities and stockholders' equity............  $110,025    $129,130
                                                          ==========  ==========

The accompanying notes are an integral part of these financial statements.

Egghead.com, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

                                                 Three Months Ended March 31,
                                                   2000               1999
                                            ------------------ ------------------
Revenue:
  Online..............................               $143,109           $107,714
  Commission and other revenue........                  4,674              2,389
                                            ------------------ ------------------
     Total revenue....................                147,783            110,103
                                            ------------------ ------------------

  Cost of online revenue..............                138,937             99,714
                                            ------------------ ------------------

Gross profit:
  Online..............................                  4,172              8,000
  Commission and other revenue........                  4,674              2,389
                                            ------------------ ------------------
     Total gross profit...............                  8,846             10,389
                                            ------------------ ------------------
Operating expenses:
  Sales and marketing.................                 21,907             20,603
  General and administrative..........                  6,702              5,156
  Engineering.........................                  3,906              3,951
  Amortization of goodwill............                   --                  430
  Merger costs........................                  2,488               --
                                            ------------------ ------------------
     Total operating expenses.........                 35,003             30,140
                                            ------------------ ------------------
Loss from operations..................                (26,157)           (19,751)

Equity in net loss of joint venture...                   (200)               (50)
Interest and other income, net........                  1,298              1,466
                                            ------------------ ------------------

Loss before income taxes..............                (25,059)           (18,335)
Provision for income taxes............                   --                 --
                                            ------------------ ------------------
Net loss..............................               ($25,059)          ($18,335)
                                            ================== ==================

Net loss per share:
  Basic and diluted...................                 ($0.67)            ($0.54)
                                            ================== ==================

Weighted average common shares:
  Basic and diluted...................                 37,496             34,020
                                            ================== ==================

The accompanying notes are an integral part of these financial statements.

Egghead.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            2000         1999
                                                        ------------ ------------
Cash flows from operating activities:
  Net loss.......................................          ($25,059)    ($18,335)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Equity in net loss of joint venture........               200           50
      Interest on long-term liabilities..........            --                8
      Depreciation and amortization..............               924        2,133
      Changes in assets and liabilities:
        Accounts receivable, net.................            (5,342)      (1,751)
        Merchandise inventory....................             3,898        2,366
        Prepaid expenses and other assets........            (1,021)         (48)
        Accounts payable.........................           (11,636)         873
        Accrued expenses.........................            (3,850)       1,373
        Deferred revenue.........................            (1,890)        (100)
        Reserves and liabilities related
         to restructuring........................              (224)      (1,386)
                                                        ------------ ------------
         Net cash used in operating activities...           (44,000)     (14,817)
                                                        ------------ ------------
Cash flows from investing activities:
  Purchases of short-term available-for-sale
    investments..................................            --           (2,495)
  Proceeds from sales of short-term
    available-for-sale investments...............             5,646        8,014
  Purchase of property and equipment.............              (894)      (4,349)
                                                        ------------ ------------
Net cash used in investing activities............             4,752        1,170
                                                        ------------ ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock and
   exercise of warrants, net.....................            23,554       76,926
                                                        ------------ ------------
Net cash provided by financing activities........            23,554       76,926
                                                        ------------ ------------
Net increase (decrease) in cash and cash
 equivalents.....................................           (15,694)      63,279
Cash and cash equivalents at beginning of
 period..........................................            68,223       85,025
                                                        ------------ ------------
Cash and cash equivalents at end of period.......           $52,529     $148,304
                                                        ============ ============

The accompanying notes are an integral part of these financial statements.

Egghead.com, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000

(unaudited)

1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows of Egghead.com, Inc. ("Egghead" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent period.

On November 19, 1999 Onsale, Inc. ("Old Onsale") acquired Egghead.com, Inc. ("Old Egghead") and changed its name to Egghead.com, Inc. The acquisition was accounted for as a pooling of interests. The consolidated statements of operations and cash flows for the three months ended March 31, 1999 have been restated to include the results of operations and cash flows as if Old Egghead was a wholly-owned subsidiary of the Company for the period presented. Old Egghead used a 52/53 week fiscal year ending on the Saturday closest to March 31; for convenience, Old Egghead's fiscal quarter ended April 3, 1999 is referred to as ending March 31, 1999. The consolidated statement of operations and cash flows for the quarter ended March 31, 1999 includes the results of operations and cash flows for Old Egghead for the three months ended March 31, 1999.

2. - CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with an original maturity of three months or less from the date of purchase. The Company's short-term investments consist of certificates of deposit, commercial paper and debt securities with remaining maturities between 90 and 365 days. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to account for its investments at fair market value as of the balance sheet date and record unrealized gains and losses in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. As of March 31, 2000 and December 31, 1999 the Company had restricted cash of approximately $1.6 million and $1.8 million, respectively, primarily represented by security deposits for the Company's Vancouver, Washington office.

3. - STOCKHOLDERS' EQUITY

On February 17, 2000 the Company entered into an equity financing agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") under which the Company may sell up to 5 million shares of its common stock over a nine-month period beginning February 18, 2000. The agreement provides that the minimum price at which the Company will sell its common stock is $10.00 per share, before discount, unless a lower minimum is mutually agreed to by both parties. On March 6, 2000, we issued approximately 700,000 shares of common stock at an average price of $10.67, reflecting a 5.6% discount from market prices, resulting in net proceeds of approximately $7.4 million. On March 29, 2000, we amended this agreement to provide for the sale of an additional 2.3 million shares of common stock for $6.75 per share, reflecting a 2.7% discount from the closing market price on that date, which resulted in net proceeds of approximately $15.5 million.

4. - BASIC AND DILUTED NET LOSS PER SHARE

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

During the quarters ended March 31, 2000 and 1999, options to purchase approximately 5.4 million and 3.5 million shares, respectively, were outstanding but were not included in the computation because they are antidilutive

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

We were incorporated in July 1994 as Onsale, Inc. and began auctioning products on the Internet in May 1995. In November 1999 we acquired Egghead.com, Inc. ("Old Egghead") and changed our name to Egghead.com, Inc. ("Egghead"). Old Egghead's operations were integrated with our operations in November 1999, following shareholder approval of the merger.

The acquisition of Old Egghead was accounted for as a pooling of interests. Accordingly, our financial statements have been restated to reflect our results of operations and cash flows for the three months ended March 31, 1999 as if Old Egghead was our wholly-owned subsidiary. Old Egghead used a 52/53 week fiscal year that ended on the Saturday nearest March 31; for convenience the Old Egghead fiscal quarter ended April 3, 1999 is referred to as ending "March 31" 1999. The following discussion relates to the consolidated financial statements of the combined company.

Business Overview

We are an Internet retailer selling retail and wholesale goods to businesses, resellers and consumers. We sell merchandise online through our "superstore" and "auction and smart deals" pages on our web site.

Superstores. Through the superstores, we offer businesses, resellers and consumers a broad selection of new, current-version computers and related products. Old Egghead operated its superstores starting in the first quarter of 1998, selling the products at a low margin. In January 1999 we introduced our superstore, Onsale atCost, where we sold products at prices equal to the amount invoiced by our vendors, plus charges for payment processing, shipping and handling and sales tax where appropriate. Effective with the merger, we sell products at competitive prices through our superstores.

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

Results of Operations

The following table summarizes selected results for the quarters ended March 31, 2000 and 1999. The operating results in any periods are not necessarily indicative of the results to be expected for any future period.

Egghead.com, Inc.

                                                     Quarter Ended March 31,
                                                      (Dollars in thousands)
                                                    2000                   1999
                                          ---------------------  ---------------------
                                              Amount       %         Amount       %
                                          ------------  -------  ------------  -------
Revenue:
  Online..............................       $143,109     96.8      $107,714     97.8
  Commission and other revenue........          4,674      3.2         2,389      2.2
                                          ------------  -------  ------------  -------
     Total revenue....................        147,783    100.0       110,103    100.0
                                          ============  =======  ============  =======
Gross profit:
  Online..............................          4,172      2.9         8,000      7.4
  Commission and other revenue........          4,674    100.0         2,389    100.0
                                          ------------  -------  ------------  -------
     Total gross profit...............          8,846      6.0        10,389      9.4
                                          ------------  -------  ------------  -------
Operating expenses:
  Sales and marketing.................         21,907     14.8        20,603     18.7
  General and administrative..........          6,702      4.5         5,156      4.7
  Engineering.........................          3,906      2.6         3,951      3.6
  Amortization of goodwill............            --       --            430      0.4
  Merger related costs................          2,488      1.7           --        --
                                          ------------  -------  ------------  -------
     Total expenses...................         35,003     23.7        30,140     27.4
                                          ------------  -------  ------------  -------
Loss from operations..................        (26,157)   (17.7)      (19,751)   (17.9)

Equity in net loss of joint venture...           (200)    (0.1)          (50)      --
Interest and other income, net........          1,298      0.9         1,466      1.3
                                          ------------  -------  ------------  -------
Loss from continuing operations before
  taxes...............................        (25,059)   (17.0)      (18,335)   (16.7)
Provision for income taxes............          --         --            --        --
                                          ------------  -------  ------------  -------

Net loss from continuing operations...       ($25,059)   (17.0)     ($18,335)   (16.7)
                                          ============  =======  ============  =======

Revenue

Our revenue consists of online revenue and commission and other revenue. Online revenue consists of sales of merchandise and services, net of returns. Online revenue represents sales of merchandise acquired on a purchase or consignment basis where; we charge the customer's credit card and either we or the vendor ships the merchandise to the customer; and we assume the credit and return risk. Commission and other revenue consists of 1) commissions on auction sales of suppliers' products, where the supplier charges the customers credit card, maintains title to the inventory and ships the product and 2) advertising revenue from vendors and other businesses.

Sources of Revenue Growth. Online revenue increased $35.4 million, or 32.9%, for the quarter ended March 31, 2000 compared with the quarter ended March 31, 1999. The increase in online revenue was attributable primarily to the following factors: (1) growth of our online customer base due primarily to investments in marketing programs designed to promote and maintain awareness of our brand; (2) the opening of our Onsale atCost web site in January 1999 and; (3) increases in the amounts and types of merchandise obtained from vendors for sale over our superstore and auction web pages. Commission and other revenue increased $2.3 million or 95.6% for the three months ended March 31, 2000 compared to the same three month period in 1999, primarily due to increased advertising revenue.

Constraints on Revenue Growth. Our ability to increase revenue may be constrained by our inability to obtain products from vendors who supply products for our auction and smart deals web pages, the unavailability of high demand product sold through our superstores, and our desire to increase product margins. Superstore sales during the first quarter of 2000 were constrained due to our efforts to increase product margin which rose 0.9% overall from the fourth quarter of 1999 and the unavailability of high demand product. These types of revenue growth constraints may continue during future quarters.

Superstores vs. Auctions and Smart Deals. For the quarter ended March 31, 2000, revenue from our online superstores and revenue from our auction and smart deal web pages constituted 44% and 53% respectively, of our total revenue. For the comparable period in 1999, revenue from our superstores and auction and smart deal web pages were 13% and 85%, respectively, of our total revenue. The increase in superstore revenue as a percentage of total revenue was due to the opening of our Onsale atCost web site in January 1999 and an increase in sales in the Old Egghead superstore.

Gross Profit

Gross profit is total revenue minus cost of revenue. Cost of online revenue consists of the cost of the merchandise sold to customers, inventory reserve adjustments and net shipping (shipping and handling revenue minus shipping costs). There is no significant cost of commission and other revenue. Gross margin is gross profit as a percentage of total revenue. Gross margins for online revenue and commission and other revenue for each quarter in 1999 and the quarter ended March 31, 2000 were:

                               3/31/00  12/31/99   9/30/99   6/30/99   3/31/99
                              --------- --------- --------- --------- ---------
                                    %         %         %         %         %
                                   ---       ---       ---       ---       ---
Gross Margin:
  Online                           2.9       2.0       2.4       1.6       7.4
  Commission and other revenue   100.0     100.0     100.0     100.0     100.0
                              --------- --------- --------- --------- ---------
Total Gross Margin                 6.0       4.1       4.3       4.3       9.4
                              ========= ========= ========= ========= =========

Gross margin for online revenue was 2.9% and 7.4%, respectively, for the quarters ended March 31, 2000 and March 31, 1999. The decline in online margin from 7.4% to 1.6% in the quarter ended June 30, 1999 resulted from intense competition, a general decrease in selling prices of computers and related merchandise, and lower margins associated with auction and smart deals merchandise. A decrease in margins associated with our auction and smart deals merchandise sales resulted from our efforts to increase auction sales and market share by increasing the quantities of products available for bid at any one time, which tends to lower final sales prices on these sales. Gross margin for online sales throughout the rest of 1999 remained fairly stable, fluctuating between 2% and 2.4%. We raised margins in the first quarter of 2000 over the fourth quarter of 1999 by raising prices and limiting the availability of auction merchandise, resulting in a reversal of the downward trend experienced through much of 1999.

We will continue our efforts to improve margin balanced with the competing goal of revenue growth. Increasing margins may be difficult due to intense ongoing industry-wide competitive price pressures and our continuing efforts to maintain or increase our market share. Some competitors are selling current-version goods that are in high demand at or below the cost of the products. We have responded to these competitive pressures by reducing the selling prices on some of our products. We have re-instituted a flat-fee shipping charge on Superstores' orders, however in the future, we may waive all or part of the shipping and handling fee for limited periods of time.

Operating Expenses

Our operating expenses as a percentage of revenue, excluding merger costs, were 22.0% and 27.4% for the quarters ended March 31, 2000 and March 31, 1999 respectively. Operating expenses in the quarter ended March 31, 1999 reflected the cost of operating two separate businesses prior to the merger with Old Egghead. Although we believe our operating expenses will be lower than operating two separate companies, we expect to maintain a high level of spending to expand our operations and promote our brand name.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, customer service, marketing and merchandise acquisition personnel, distribution and credit card processing costs. Sales and marketing expenses as a percentage of revenue were 14.8% and 18.7% for the quarters ended March 31, 2000 and March 31, 1999 respectively. The decrease from 1999 to 2000 was primarily attributable to elimination of duplicate costs and efficiencies resulting from our merger with Old Egghead.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, bad debt expense, facilities expenses, recruiting and other general corporate expenses. General and administrative expenses as a percentage of revenue were 4.5% and 4.7%, respectively, for the quarters ended March 31, 2000 and March 31, 1999. The decrease from 1999 to 2000 was due primarily to the higher volume of sales, experienced during that same period offset in part by continuing duplicative costs and the establishment of reserve provisions. We expect the dollar amount of general and administrative expenses to decrease in 2000 due to the elimination of duplicate operations in the combined company.

Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, enhance, manage, operate and monitor our web site and related systems, as well as related equipment costs, other than those that are capitalized. Engineering expenses as a percentage of total revenue were 2.6% in the quarter ended March 31, 2000 compared with 3.6% in the quarter ended March 31, 1999. The decrease in the quarter ended March 31, 2000 was due to leveraging partially fixed expenses with higher sales. We expect the dollar amount of engineering expenses to remain relatively constant in 2000 and to increase thereafter as we add staff to maintain, enhance and modify our web site and other systems.

Prior to 1998, all engineering costs were expensed as incurred. In 1998, we adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and, accordingly, capitalized some engineering costs related to internally-developed software. We did not capitalize any software in the three months ended March 31, 2000. However, in the three months ended March 31, 1999 we capitalized approximately $565,000 of software of which $265,000 was related to engineering costs for internally- developed software.

Merger-Related Costs. In connection with the acquisition of Old Egghead, we recorded merger-related expenses of approximately $2.5 million during the quarter ended March 31, 2000. These expenses primarily consist of costs related to the abandonment of some Old Egghead advertising agreements, severance benefits and additional merger costs.

Equity in Net Loss of Joint Venture

On May 15, 1998, we entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K.K., which commenced operations in the third quarter of 1998. We own a 40% interest in the joint venture and account for our interest using the equity method of accounting. Accordingly, we recognize our share of net profits or losses of the joint venture as an adjustment to our initial investment amount. Our share of the net loss of the joint venture was $200,000 and $50,000 for the three months ended March 31, 2000 and 1999, respectively.

Interest and Other Income, Net

Our interest and other income, net, was $1.3 million and $1.4 million for the three months ended March 31, 2000 and 1999, respectively.

Income Taxes

We had net losses of $25.1 million and $18.3 million for the three months ended March 31, 2000 and 1999 respectively, therefore we did not record any provision for income taxes for these periods.

Liquidity and Capital Resources

Cash Inflows and Outflows

Financing Activities. Net cash provided by financing activities of approximately $23.6 million for the three months ended March 31, 2000 resulted primarily from the issuance of common stock under an equity financing agreement with Acqua Wellington, which resulted in net proceeds of approximately $23 million and from the issuance of common stock under our stock option and employee stock purchase plans, which resulted in net proceeds of approximately $600,000.

Net cash provided by financing activities of $76.9 million for the three months ended March 31, 1999 consists of the issuance of Old Egghead common stock in a secondary public offering, which resulted in net proceeds of approximately $72.9 million and the issuance of common stock under our stock option and employee stock purchase plans, which resulted in net proceeds of approximately $4 million.

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2000 was approximately $44.0 million, primarily consisting of our net loss of $25.1 million, an increase of $5.3 million in accounts receivable and decreases in accounts payable and accrued expenses of $11.6 million and $3.9 million, respectively. These uses of cash were partially offset by a $3.9 million reduction in inventory. The reductions in accounts payable and accrued expenses reflect the payment of approximately $6.0 million in merger-related costs and approximately $8.0 million of non-recurring pay downs of accounts payable.

Net cash used in operating activities for the three months ended March 31, 1999 was approximately $14.8 million, primarily attributable to our net loss of $18.3 million, increases of $1.8 million in accounts receivable and a $1.4 million reduction in reserves and liabilities related to restructuring. These uses of cash were partially offset by depreciation and amortization expense of $2.1 million, a decrease in merchandise inventory of $2.4 million and increases in accounts payable and accrued expenses of $2.2 million.

Investing Activities. Net cash provided by investing activities of $4.8 million for the three months ended March 31, 2000 results from proceeds from short term marketable securities of approximately $5.7 million offset by an investment of $894,000 in property and equipment. Net cash provided by investing activities of $1.2 million for the three months ended March 31, 1999 primarily reflects our net proceeds from short-term marketable securities of $5.5 million offset by investments of $4.3 million in property and equipment, principally related to the upgrading of the Website software platforms and related hardware.

Cash, Cash Equivalents and Commitments

Cash and Cash Equivalents. As of March 31, 2000 we had approximately $52.5 million of cash and cash equivalents and $12.4 million of short-term available-for-sale investments. We have credit lines totaling $10.0 million available for the financing of inventory. As of March 31, 2000, we had no borrowings outstanding under these lines of credit.

Commitments. As of March 31, 2000:

  Our principal commitments consisted of an obligation of approximately $8.1 million under operating leases for our corporate offices and warehouses and obligations of approximately $800,000 under additional operating leases. These amounts do not include obligations of approximately $2.0 million related to retail store leases which were closed by Old Egghead, and have been fully provided for.

  We have no material commitments for capital expenditures, but we anticipate purchasing approximately $3.0 million of property and equipment during 2000, primarily for computer and office equipment.

  We have agreements for online advertising which allow us to appear on specific web sites with links to our web site. These agreements require future payments of up to approximately $4.2 million and incremental fees under certain circumstances based on the volume of traffic to our web site. These agreements expire at various times through December 2000. In addition, we have commitments for other advertising and promotional arrangements of approximately $2.1 million payable over the next 45 days.

  We had $1.6 million of restricted cash, which primarily represented collateral for the lease of our Vancouver, Washington office.

  During 1998, we funded our initial investment of $2.0 million in our joint venture with Softbank Corporation through an unsecured note payable to Softbank Corporation. The principal and accrued interest thereon is due upon the earlier of the closing date of an initial public offering of the joint venture or December 2002, with interest accruing at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan (1.375% as of March 31, 2000). This note has no right of offset against our investment in the joint venture.

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

We believe that our current cash and cash equivalent balance will meet our anticipated cash needs for working capital expenditures for at least the next 12 months. In February 2000, we entered into an equity financing agreement under which we may sell up to 5 million shares of our common stock over a nine month period beginning February 18, 2000. This agreement provides that the minimum price at which we will sell the common stock is $10.00 per share before discount, unless a lower minimum is mutually agreed to by both parties. On March 6, 2000, we sold approximately 700,000 shares of common stock at an average price of $10.67 per share, reflecting a 5.6% discount on market prices, which resulted in net proceeds to us of approximately $7.4 million. On March 29, 2000, we amended this agreement to provide for the sale of an additional 2.3 million shares of common stock for $6.75 per share, reflecting a discount of 2.7% to the closing market price of our common stock on that date, which resulted in net proceeds to us of an additional $15.5 million. The sale of additional equity or convertible debt securities will result in dilution in our stockholders' ownership interest. Recent declines in the trading price of our common stock could make it more difficult for us to obtain financing through the issuance of equity or convertible securities. Therefore, financing described above or additional financing may not be available to us in amounts or on terms acceptable to us.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the requirements of SAB 101.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 ("FIN 44"). Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but be for the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company is currently reviewing stock grants to determine the impact, if any, that may arise from implementation of FIN 44, although management does not expect the impact, if any, to be material to the financial statements.

Factors That May Affect Future Operating Results

An investment in our common stock involves a high degree of risk. You should consider the risks described below and the other information in this report carefully. The risks described below are not the only ones we face. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks.

We expect to incur net losses for the foreseeable future.

Based on historical financial statements adjusted to reflect the pooling of our results with those of Old Egghead, we incurred net losses since 1995. As of March 31, 2000, we had a combined net accumulated deficit of approximately $294 million. We expect to experience substantial quarterly net losses into 2001, due primarily to the following factors:

  competitive pricing pressures, which we expect to continue to negatively affect gross margins;

  continued spending on operating expenses, particularly marketing expenses; and

  spending on our infrastructure.

We may seek additional financing and may not be able to secure it.

We expect to raise additional funds within the next 12 months. Recent declines in the trading price of our common stock will likely make it more difficult for us to obtain financing through the issuance of equity or convertible securities. Under an agreement with Acqua Wellington, we raised approximately 23 million by issuing shares representing approximately 7.4% of our outstanding shares of common stock as of March 31, 2000. Additional financing may not be available on terms favorable to us, or may not be available to us at all. Additional financing arrangements will result in further dilution of your ownership interest. Additionally, we could issue securities that have rights senior to the rights of common stockholders.

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

Prior to the merger the operating results of Onsale and Old Egghead fluctuated, and we expect our operating results to continue to fluctuate in the future, due to a number of factors, many of which are outside our control. These factors include:

  pricing competition;

  the availability and pricing of merchandise from our vendors;

  our ability to manage our inventory mix and the mix of products offered for auction, and take other actions to maintain customer satisfaction;

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

  managing risks associated with accounts receivable expansion and collection

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

The potential benefits that we expect to achieve as a result of our merger with Old Egghead may be more difficult to achieve than expected, or may not be achievable at all. For example:

  We may be unable to derive or maintain an amount of revenue per website visitor to our web sites that is similar to the amount we derived from website visitors to our web site before the merger;

  Our efforts to build a single, widely-recognized online brand may be more expensive than anticipated, or may be of limited utility in product areas outside of computer-related products;

  Anticipated cost reductions may not be achieved, or may be offset by unanticipated cost increases.

We operate in an extremely competitive market and we could lose revenue and customers to our competitors.

Existing competitors. The electronic commerce market, particularly over the Internet, is new, rapidly evolving and competitive, and we expect competition to intensify in the future. We compete with many other companies which either offer the same types of merchandise or provide the same or a similar type of sales format to customers. Refer to the section titled "Business - Competition" in our annual report on Form 10-K for a list of our competitors.

New competitors. It is not difficult to enter the online commerce market, and current and new competitors can launch new online commerce web sites at relatively low cost. Competition in online commerce will increase further if retailers, suppliers, manufacturers and direct marketers who have not traditionally sold computer products and consumer goods directly to consumers through the Internet enter this market segment. Increased competition may result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs or loss of market share, or any combination of these problems.

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

  rapid and unpredictable shifts in our business model or those of our competitors;

  intense competition;

  difficulties managing growth; and

  rapid evolution of technology in electronic commerce.

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

Supply. We rely on vendors to supply us with merchandise. For the three months ended March 31, 2000, purchases from Tech Data, a distributor of computers and related products, accounted for approximately 43% of our aggregate merchandise purchases. We have no long-term contracts or arrangements with our vendors that guarantee the availability of merchandise. We may not be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We cannot assure you that our current vendors will continue to supply merchandise or that we will be able to establish new vendor relationships that will ensure that merchandise will be available.

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

Customer access to our web site will directly affect the volume of orders and thus affect our revenues. System interruptions may make our web site unavailable or prevent us from fulfilling orders efficiently, reducing the volume of goods we sell and the attractiveness of our products and services. We may need to add hardware and software and further develop and upgrade our existing technology, transaction- processing systems and network infrastructure to accommodate increased traffic on our web site and increased sales volume. We maintain substantially all of our computer and communications hardware at two facilities, in Menlo Park, California and Vancouver, Washington. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, network break-ins, earthquake and similar events. Our backup systems and disaster recovery plan may not be adequate, and we may not have sufficient business interruption insurance to compensate us for losses from a major interruption. Computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems and similar disruptions could cause system interruptions, delays and loss of critical data, and could prevent us from providing services and accepting and fulfilling customer orders.

We depend on continued improvements in the Internet infrastructure and in our own systems.

We depend upon the number of visitors who use our web site and the volume of orders we fulfill through our web sites. We use an internally developed system for our web site and several aspects of transaction processing, including billing, shipping and tracking. We may be required to add additional hardware and software and further develop and upgrade our existing technology, transaction-processing systems and network infrastructure to accommodate increased traffic on our web site and increased sales volume through our transaction-processing systems. Any failure to do so may cause unanticipated systems disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

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

The market price of the shares of our common stock has been, and we expect it to continue to be, subject to wide fluctuations in response to several factors, such as:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long term debt. We do not use derivative financial instruments in our investment portfolio. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. All of our cash equivalents and short-term investments, consisting principally of commercial paper, debt securities and governmental securities, are classified as available-for-sale as of March 31, 2000. We do not expect any material loss with respect to our investment portfolio.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio.

(In thousands, except interest rates)                               2000
                                                                    ----
Cash Equivalents...........................................      $ 47,960
        Fixed Interest Rate................................          5.72%

Investments................................................      $ 12,354
        Fixed Interest Rate................................          5.90%

We also have market risk related to our long-term debt obligation, which matures in 2002. The principal amount of this obligation is $2.0 million and has a variable rate of interest which is equal to the prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan. At March 31, 2000 this prime rate was 1.375%.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

In January, 2000 Jeffrey Sheahan became our President, in addition to continuing his role as Chief Operating Officer. S. Jerrold Kaplan continues to serve as our Chief Executive Officer.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are being filed as part of this report:

Exhibit                                                      Incorporated by Reference     Filed
Number                Exhibit Description              Form  File No.  Exhibit Filing Date Herewith
------- ---------------------------------------------  ----  --------  ------- ----------- --------
10.01   Common Stock Purchase Agreement between the     8-K              1.01   02/23/00
        Registrant and Acqua Wellington North American
        Equities Fund, Ltd., dated February 17, 2000.

10.02   Letter Agreement dated March 29, 2000 between   8-K             99.01   04/04/00
        Registrant and Acqua Wellington North American
        Equities Fund, Ltd.

27.01   Financial data schedule                                                              X
(b) Reports on Form 8-K

On January 31, 2000, we filed a current report on Form 8-K/A under Item 7 to include pro forma financial information and Management Discussion and Analysis of financial condition and results of operations. This report amended our report filed on December 1, 1999 under Item 2 with respect to the merger between Onsale and Egghead.

On February 23, 2000, we filed a current report on Form 8-K under Item 5 announcing that we had entered into an equity financing agreement with Acqua Wellington North American Equities Fund, Ltd., providing for the sale of up to 5 million shares of our common stock over a nine-month period.

On April 4, 2000, we filed a current report on Form 8-K under Item 5 announcing that we had entered into a letter agreement with Acqua Wellington, providing for the sale of approximately 2.3 million shares of our common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2000                          By:      /s/ John E. Labbett
                                                      -------------------
                                                          John E. Labbett
                                                          Executive Vice President and
                                                          Chief Financial Officer

EX-27.01 Article 5 Fin. Data Schedule for 10-K This schedule contains summary financial information extracted from the quarterly report pursuant to Sec 13 or 15(d) of the Securities Exchange Act of 1934 the Quarter period ended March 31, 2000. Period type 3-MOS Fiscal Year End Dec-31-2000 Period Start Jan-01-2000 Period End Mar-31-2000 Cash 52,529 Securities 12,354 Receivables 21,229 Allowances (3,105) Inventory 14,002 Current Assets 99,413 PP&E 19,347 Depreciation (9,864) Total Assets 110,025 Current Liabilities 56,062 Bonds 2,046 Preferred-Mandatory 0 Preferred 0 Common 40 Other-SE 51,877 Total-Liability-and-Equiry 110,025 Sales 147,783 Total Revenues 147,783 CGS 138,937 Total Costs 173,940 Other Expenses 0 Loss Provision 0 Interest Expense 0 Income Pretax (25,059) Income Tax 0 Income Continuing (25,059) Discontinued 0 Extraordinary 0 Changes 0 Net Income (25,059) EPS Primary (0.67) EPS Diluted (0.67)