Form 10-Q
period 2000-06-30
EGGHEAD COM INC/DE
filed 2000-08-14
CIK 1026506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of July 31, 2000, there were 42,350,562 shares of the Registrant's common stock outstanding. =================================================================================================

EGGHEAD.COM, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000
TABLE OF CONTENTS

                                                                                          Page
                                                                                          Number

PART I       FINANCIAL INFORMATION

Item 1: Financial Statements

             Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
             and December 31, 1999                                                        3

             Consolidated Statements of Operations for the three and six months ended
             June 30, 2000 and 1999 (Unaudited)                                           4

             Consolidated Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999 (Unaudited)                                           5

             Notes to Consolidated Financial Statements (Unaudited)                       6

Item 2:      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          8

Item 3:      Quantitative and Qualitative Disclosures About Market Risk                   20

PART II      OTHER INFORMATION

Item 1:      Legal Proceedings                                                            21

Item 2:      Changes in Securities and Use of Proceeds                                    21

Item 3:      Defaults Upon Senior Securities                                              21

Item 4:      Submission of Matters to a Vote of Security Holders                          21

Item 5:      Other Information                                                            21

Item 6:      Exhibits and Reports on Form 8-K                                             22

PART I

Item 1. Financial Statements.

                              Egghead.com, Inc.
                        Consolidated Balance Sheets
                (In thousands, except par value and share data)

                                                              June 30,     December 31,
                                                                2000           1999
                                                            -------------  ------------
                                                            (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                       $32,875        $68,223
Short-term investments                                            8,310         18,000
Accounts receivable, net of allowances of $3,041 and $2,320      14,464         12,782
Merchandise inventory                                            15,117         17,900
Prepaid expenses and other current assets                         1,333          1,461
                                                            -------------  ------------
Total current assets                                             72,099        118,366
                                                            -------------  ------------

Property and equipment, net                                       9,819          9,513
Investment in joint venture                                         228            799
Other assets                                                        648            452
                                                            -------------  ------------
Total assets                                                    $82,794       $129,130
                                                            =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                $15,772        $34,512
Accrued expenses                                                 24,062         29,168
Deferred revenue                                                  4,448          7,646
Reserves and liabilities related to restructuring                 2,179          2,336
                                                            -------------  ------------
Total current liabilities                                        46,461         73,662
                                                            -------------  ------------

Long-term liabilities                                             2,060          2,046
                                                            -------------  ------------

Stockholders' equity:
Convertible preferred stock, $0.001 par value; 2,000,000
shares authorized: no shares issued and outstanding                    -              -
Common stock, $0.001 par value; 98,000,000 shares
authorized; 40,317,954 and 37,199,240 shares issued
and outstanding, respectively                                        40             37
Additional paid-in capital                                      345,529        321,961
Accumulated deficit                                            (311,296)      (268,576)
                                                            -------------  ------------
Total stockholders' equity                                       34,273         53,422
                                                            -------------  ------------
Total liabilities and stockholders' equity                      $82,794       $129,130
                                                            =============  ============

The accompanying notes are part of these financial statements.

Egghead.com, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                  ------------------------  ----------------------
                                     2000        1999          2000        1999
Revenue:                          ----------- -----------   ----------- ----------
    Online                         $121,930    $118,624      $265,039    $226,338
    Commission and other revenue      4,062       3,329         8,736       5,718
                                  ----------- -----------   ----------- ----------
           Total revenue            125,992     121,953       273,775     232,056
                                  ----------- -----------   ----------- ----------

Cost of online revenue              117,222     116,667       256,159     216,381
                                  ----------- -----------   ----------- ----------

Gross profit:
    Online                            4,708       1,957         8,880       9,957
    Commission and other revenue      4,062       3,329         8,736       5,718
                                  ----------- -----------   ----------- ----------
           Total gross profit         8,770       5,286        17,616      15,675
                                  ----------- -----------   ----------- ----------

Operating expenses:
    Sales and marketing              18,688      20,435        40,595      41,038
    General and administrative        4,588       5,394        11,290      10,550
    Engineering                       3,688       3,371         7,594       7,322
    Amortization of goodwill               -        429              -        859
    Merger Costs                           -        172         2,488         172
                                  ----------- -----------   ----------- ----------
           Total operating expense   26,964      29,801        61,967      59,941
                                  ----------- -----------   ----------- ----------
Loss from operations                (18,194)    (24,515)      (44,351)    (44,266)

Equity in net loss of joint venture    (371)       (300)         (571)       (350)
Interest and other income, net          904       2,459         2,202       3,925
                                  ----------- -----------   ----------- ----------
Loss before income taxes            (17,661)    (22,356)      (42,720)    (40,691)
Provision for income taxes                 -           -             -           -
                                  ----------- -----------   ----------- ----------
Net loss                           ($17,661)   ($22,356)     ($42,720)   ($40,691)
                                  =========== ===========   =========== ==========

Net loss per share:
    Basic and diluted                ($0.44)     ($0.61)       ($1.13)     ($1.10)
                                  =========== ===========   =========== ==========

Weighted average common shares:
    Basic and diluted                40,237      36,941        37,886      36,903
                                  =========== ===========   =========== ==========

The accompanying notes are an integral part of these financial statements.

Egghead.com, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                                    --------
                                                              2000            1999
                                                          ------------    ------------
Cash flows from operating activities:
  Net loss                                                 ($42,720)       ($40,691)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity in net loss of joint venture                        571             350
      Interest on long-term liabilities                           14              17
      Depreciation and amortization                            2,080           4,155
      Loss on disposition of assets                                 -             38
      Changes in assets and liabilities:
        Accounts receivable, net                              (1,682)         (3,082)
        Merchandise inventory                                  2,783           6,329
        Prepaid expenses and other assets                        (68)           (213)
        Accounts Payable                                     (18,740)          3,836
        Accrued expenses                                      (5,106)            (35)
        Deferred revenue                                      (3,198)            530
        Reserves and liabilities related to restructuring       (157)         (2,065)
                                                          ------------    -----------
          Net cash used in operating activities              (66,223)        (30,831)
                                                          ------------    -----------

Cash flows from investing activities:
  Purchase of short-term available for sale investments       (2,726)         (9,395)
  Proceeds from sales of short-term available for sale
    investments                                               12,416          14,030
  Purchase property plant and equipment                       (2,386)         (6,648)
                                                          ------------    -----------
          Net cash used in investing activities                7,304          (2,013)
                                                          ------------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                      23,571          77,515
                                                          ------------    -----------
          Net provided by financing activities                23,571          77,515
                                                          ------------    -----------

Net increase (decrease) in cash and cash equivalents         (35,348)         44,671
Cash and cash equivalents at beginning of period              68,223          85,025
                                                          ------------    -----------
Cash and cash equivalents at end of period                   $32,875        $129,696
                                                          ------------    -----------

The accompanying notes are an integral part of these financial statements.
Egghead.com, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2000
(unaudited)

1. - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows of Egghead.com, Inc. ("Egghead" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent period.

     On November 19, 1999 Onsale, Inc. ("Old Onsale") acquired Egghead.com, Inc. ("Old Egghead") and changed its name to Egghead.com, Inc. The acquisition was accounted for as a pooling of interests. The consolidated statements of operations and cash flows for the six months ended June 30, 1999 have been restated to include the results of operations and cash flows as if Old Egghead was a wholly-owned subsidiary of the Company for the period presented. Old Egghead used a 52/53 week fiscal year ending on the Saturday closest to March 31; for convenience, Old Egghead's fiscal quarter ended July 3, 1999 is referred to as ending June 30, 1999. The consolidated statement of operations for the three and six months ended June 30, 1999 includes the results of operations for Old Egghead for the three and six months ended June 30, 1999. The consolidated statement of cash flows for the six months ended June 30, 1999 includes the cash flows for Old Egghead for the six months ended June 30, 1999.

2. - CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with an original maturity of three months or less from the date of purchase. The Company's short-term investments consist of certificates of deposit, commercial paper and debt securities with remaining maturities between 90 and 365 days. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to account for its investments at fair market value as of the balance sheet date and record unrealized gains and losses in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. As of June 30, 2000 and December 31, 1999 the Company had restricted cash of approximately $1.5 million and $1.8 million, respectively, primarily represented by security deposits for the Company's Vancouver, Washington office.

3. - STOCKHOLDERS' EQUITY

     On February 17, 2000 the Company entered into an equity financing agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington"). On March 6, 2000, we issued approximately 700,000 shares of common stock at an average price of $10.67, reflecting a 5.6% discount from market prices, resulting in net proceeds of approximately $7.4 million. On March 29, 2000, the parties executed a draw down notice to provide for the sale of an additional 2.3 million shares of common stock for $6.75 per share, reflecting a 2.7% discount from the closing market price on that date, which resulted in net proceeds of approximately $15.5 million

4. - BASIC AND DILUTED NET LOSS PER SHARE

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

     During the quarters ended June 30, 2000 and 1999, options to purchase approximately 5.7 million and 5.0 million shares, respectively, were outstanding but were not included in the computation because they are antidilutive.

5. - SUBSEQUENT EVENTS

     The company sold 52.5% of its interest (or 21% of the total common stock outstanding) in Onsale Japan K.K. to Indigo Corporation. Egghead received net proceeds of approximately $2.5 million in early July 2000, representing a gain of approximately $2.3 million on its our investment. This transaction will be reflected in the Company's third quarter financial statements.

     Pursuant to the Company's financing agreement with Acqua Wellington North American Equities Fund, Ltd., on July 14, 2000, the parties executed another draw down notice to provide for the sale of an additional 2.0 million shares of common stock for an average price of $1.96 per share, reflecting a 16.1% average discount from market prices, which resulted in net proceeds of approximately $3.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements typically refer to future events or financial results, including statements in the future tense and statements indicating that "we believe," "we expect," "we anticipate" or "we intend" certain events may occur or certain trends may continue, that involve risks and uncertainties. Although these statements reflect the current judgment of our management, we can only base such statements on facts and factors that we currently know. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause those differences include those set forth under " Factors That May Affect Future Operating Results."

Company Overview

     We were incorporated in July 1994 as Onsale, Inc. and began auctioning products on the Internet in May 1995. In November 1999 we acquired Egghead.com, Inc. ("Old Egghead") and changed our name to Egghead.com, Inc. ("Egghead"). Old Egghead's operations were integrated with our operations in November 1999, following shareholder approval of the merger.

     The acquisition of Old Egghead was accounted for as a pooling of interests. Accordingly, our financial statements have been restated to reflect our results of operations for the three and six months ended June 30, 1999 and the cash flows for the six months ended June 30, 1999 as if Old Egghead was our wholly-owned subsidiary. Old Egghead used a 52/53 week fiscal year that ended on the Saturday nearest March 31; for convenience the Old Egghead fiscal quarter ended July 3, 1999 is referred to as ending "June 30" 1999. The following discussion relates to the consolidated financial statements of the combined company.

Business Overview

     We are an Internet retailer selling retail and wholesale goods to businesses, resellers and consumers. We sell merchandise online through our "superstore" and "auction and smart deals" pages on our web site.

     Superstores. Through the superstores, we offer businesses, resellers and consumers a broad selection of new, current-version computers and related products at competitive prices. Old Egghead operated its superstores starting in the first quarter of 1998, selling the products at a low margin. In January 1999 we introduced our superstore, Onsale atCost, where we sold products at prices equal to the amount invoiced by our vendors, plus charges for payment processing, shipping and handling and sales tax where appropriate.

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

Results of Operations

     The following table summarizes selected results for the three and six months ended June 30, 2000 and 1999 (dollars in thousands):

Results of Operations

The following table summarizes selected results for the three and six months ended June 30, 2000 and 1999 (

                                     Three months ended June 30,             Six months ended June 30,
                                      2000                1999                2000                1999
                              ------------------- ------------------- ------------------- -----------------
                               Amount      %       Amount      %       Amount      %       Amount      %
                              ---------- ------   ---------- ------   ---------- ------   ---------- ------
Revenue:
Online                        $121,930    96.8    $118,624    97.3    $265,039    96.8    $226,338    97.5
Commission and other revenue     4,062     3.2       3,329     2.7       8,736     3.2       5,718     2.5
                              ---------- ------   ---------- ------   ---------- ------   ---------- ------
Total revenue                  125,992     100     121,953     100     273,775     100     232,056     100
                              ========== ======   ========== ======   ========== ======   ========== ======

Gross profit:
Online                           4,708     3.9       1,957     1.6       8,880     3.4       9,957     4.4
Commission and other revenue     4,062     100       3,329     100       8,736     3.3       5,718     100
                              ---------- ------   ---------- ------   ---------- ------   ---------- ------
Total gross profit               8,770       7       5,286     4.3      17,616     6.4      15,675     6.8
                              ---------- ------   ---------- ------   ---------- ------   ---------- ------

Operating expenses:
Sales and marketing             18,688    14.9      20,435    16.7      40,595    14.8      41,038    17.7
General and administrative       4,588     3.6       5,394     4.4      11,290     4.1      10,550     4.5
Engineering                      3,688     2.9       3,371     2.8       7,594     2.8       7,322     3.2
Amortization of goodwill              -       -        429     0.4            -       -        859     0.4
Merger-related costs                  -       -        172     0.1       2,488     0.9         172     0.1
                              ---------- ------   ---------- ------   ---------- ------   ---------- ------
Total expenses                  26,964    21.4      29,801    24.4      61,967    22.6      59,941    25.9
                              ---------- ------   ---------- ------   ---------- ------   ---------- ------

Loss from operations           (18,194)  (14.4)    (24,515)  (20.1)    (44,351)  (16.2)    (44,266)  (19.1)

Equity in net loss of joint
venture                           (371)   (0.3)       (300)   (0.2)       (571)   (0.2)       (350)   (0.1)
Interest and other income, net     904     0.7       2,459       2       2,202     0.8       3,925     1.7
Loss from continuing          ---------- ------   ---------- ------   ---------- ------   ---------- ------
operations before taxes        (17,661)  (14.0)    (22,356)  (18.3)    (42,720)  (15.6)    (40,691)  (17.5)
                              ---------- ------   ---------- ------   ---------- ------   ---------- ------

Provision for income taxes            -       -           -       -           -       -           -       -
                              ---------- ------   ---------- ------   ---------- ------   ---------- ------
Net loss from continuing
operations                    ($17,661)  (14.0)   ($22,356)  (18.3)   ($42,720)  (15.6)   ($40,691)  (17.5)
                              ========== ======   ========== ======   ========== ======   ========== ======

'

The operating results in any period are not necessarily indicative of the results to be expected for any future period.

Revenue

     Online revenue consists of sales of merchandise and services, net of returns, and represents sales of merchandise acquired on a purchase or consignment basis where we charge the customer's credit card, either we or the vendor ships the merchandise to the customer, and we assume the credit and inventory related return risk. Commission and other revenue consists of (1) commissions on auction sales of suppliers' products, where the supplier charges the customers credit card, maintains title to the inventory, ships the product and bears inventory return risk and (2) advertising revenue from vendors and other businesses.

     Sources of Revenue Growth. Online revenue increased $3.3 million, or 2.8%, for the three months ended June 30, 2000 compared with the three months ended June 30, 1999 and $38.7 million or 17.1% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Revenue growth slowed in the three months ended June 30, 2000 due primarily to the shift in focus towards margin improvement. The increase in online revenue for the six months ended June 30, 2000 was attributable primarily to the following factors: (1) growth of our online customer base due primarily to investments in marketing programs designed to promote and maintain awareness of our brand; (2) the increase in sales in our Onsale atCost web site since its launch in January 1999 and; (3) increases in the amounts and types of merchandise obtained from vendors for sale over our superstore and auction web pages. Commission and other revenue increased $733,000, or 22% for the three months ended June 30, 2000 compared to the same three month period in 1999, primarily due to increased advertising revenue.

     Constraints on Revenue Growth. Our ability to increase revenue may be constrained by our desire to increase product margins, the unavailability of high demand products sold through our superstores, and our inability to obtain products from vendors who supply products for our auction and smart deals web pages. Sales during the second quarter of 2000 were constrained due to our efforts to increase product margin, which rose to 7.0% from 6.0% in the first quarter of 2000, and the unavailability of high demand product. These types of revenue growth constraints may continue during future quarters.

     Superstores vs. Auctions and Smart Deals. For the quarter ended June 30, 2000, revenue from our online superstores and from our auction and smart deal web pages constituted 44% and 53% respectively, of our total revenue. For the comparable period in 1999, revenue from our superstores and auction and smart deal web pages were 29% and 68%, respectively, of our total revenue. The increase in superstore revenue as a percentage of total revenue was due to the opening of our Onsale atCost web site in January 1999 and an increase in sales in the Old Egghead superstore.

Gross Profit

     Gross profit is total revenue minus cost of revenue. Cost of online revenue consists of the cost of the merchandise sold to customers, inventory reserve adjustments and net shipping (shipping and handling revenue minus shipping costs). There is no significant cost of commission and other revenue. Gross margin is gross profit as a percentage of total revenue. The following represents the percentage of gross margin attributable to online revenue and commission and other revenue for the quarters ended June 30, 1999 through June 30, 2000:

                                 6/30/00      3/31/00     12/31/99      9/30/99     6/30/99
                               ----------   ----------   ----------   ----------   ---------
                                      %            %            %            %            %
                                    ---          ---          ---          ---          ---
Gross margin:
  Online                            3.9          2.9          2.0          2.4          1.6
  Commission and other revenue    100.0        100.0        100.0        100.0        100.0
                               ----------   ----------   ----------   ----------   ---------
     Total gross margin             7.0          6.0          4.1          4.3          4.3
                               ==========   ==========   ==========   ==========   =========

     Gross margin for online revenue was 3.9% and 1.6%, respectively, for the quarters ended June 30, 2000 and June 30, 1999. Gross margin for online sales throughout the last two quarters of 1999 remained fairly stable, fluctuating between 2.0% and 2.4%. During the first and second quarters of 2000 we raised prices on superstore and smart deal products, limited the quantity of auction merchandise available for bid at any one time, and added a flat fee shipping charge on superstore orders. These changes resulted in increased margins to 6.0% in the quarter ended March 31, 2000 and 7.0% in the quarter ended June 30, 2000.

     We intend to continue our efforts to improve margin, however, increasing margins may be difficult due to intense ongoing industry-wide competitive price pressures. We may respond to these competitive pressures by reducing the selling prices on some of our products.

Operating Expenses

     Our operating expenses as a percentage of revenue, excluding merger costs, were 21.4% and 24.3% for the three months ended June 30, 2000 and 1999, respectively and 21.7% and 25.7% for the six months ended June 30, 2000 and 1999, respectively. Operating expenses for the three and six months ended June 30, 1999 reflected the cost of operating two separate businesses prior to the merger with Old Egghead. Although we believe our operating expenses as a single integrated entity will be lower than operating as two separate companies, we expect to maintain a high level of spending as we increase our sales force to capitalize on our installed base and brand name.

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, customer service, marketing and merchandise acquisition personnel, distribution and credit card processing costs. Sales and marketing expenses as a percentage of revenue were 14.9% and 16.7% for the three months ended June 30, 2000 and 1999, respectively and 14.8% and 17.7% for the six months ended June 30, 2000 and 1999, respectively. The decrease from 1999 to 2000 was primarily attributable to elimination of duplicate costs and efficiencies resulting from our merger with Old Egghead. We expect the dollar amount of sales and marketing expenses to decrease as we shift our focus from building brand awareness to marketing directly to our existing registered business customers through telemarketing and e-mail.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, bad debt expense, facilities expenses, recruiting and other general corporate expenses. General and administrative expenses as a percentage of revenue were 3.6% and 4.4% for the three months ended June 30, 2000 and 1999, respectively and 4.1% and 4.5% for the six months ended June 30, 2000 and 1999, respectively. The decrease for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 resulted primarily from efficiencies realized from our merger. The decrease for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was due primarily to the higher volume of sales, during 2000 offset in part by continuing duplicate costs and the establishment of reserve provisions. We expect the dollar amount of general and administrative expenses to decrease during the remainder of 2000 due to the elimination of duplicate operations in the combined company.

     Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, enhance, manage, operate and monitor our web site and related systems, as well as related equipment costs, other than those that are capitalized. Engineering expenses as a percentage of total revenue were 2.9% and 2.8% for the three months ended June 30, 2000 and 1999, respectively and 2.8% and 3.2% for the six months ended June 30, 2000 and 1999, respectively. The decrease in the six months ended June 30, 2000 compared to the same period in 1999 was due to leveraging partially fixed expenses with higher sales. We expect the dollar amount of engineering expenses to remain relatively constant in 2000 and to decrease thereafter as we consolidate our operations.

     Prior to 1998, all engineering costs were expensed as incurred. In 1998, we adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and, accordingly, capitalized some engineering costs related to internally-developed software. In the six months ended June 30, 2000 we capitalized approximately $325,000 of software, none of which was related to engineering costs for internally-developed software. In the six months ended June 30, 1999, we capitalized approximately $915,000 of software, of which approximately $605,000 was related to engineering costs for internally-developed software.

     Merger-Related Costs. In connection with the acquisition of Old Egghead, we recorded merger-related expenses of approximately $2.5 million during the three months ended March 31, 2000. These expenses primarily consist of costs related to the abandonment of some Old Egghead advertising agreements, severance benefits and additional merger costs.

Equity in Net Loss of Joint Venture

     On May 15, 1998, we entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K.K., which commenced operations in the third quarter of 1998. Through the second quarter of 2000 we owned a 40% interest in the joint venture and accounted for this interest using the equity method of accounting. Accordingly, we recognized our share of net profits or losses of the joint venture as an adjustment to our initial investment amount. Our share of the net loss of the joint venture was $371,000 and $300,000 for the three months ended June 30, 2000 and June 30, 1999 respectively. Our share of the net loss of the joint venture was $571,000 and $350,000 for the six months ended June 30, 2000 and June 30, 1999 respectively.

     In July 2000 we sold 52.5% of our interest (or 21% of the total common stock outstanding) in Onsale Japan K.K. to Indigo Corporation. We received net proceeds of approximately $2.5 million in early July 2000, representing a gain of approximately $2.3 million on our investment. We will report our net proceeds from this sale in our results of operations for the third quarter of 2000.

Interest and Other Income, Net

     Our interest and other income, net, was $904,000, and $2.5 million for the three months ended June 30, 2000 and 1999, respectively and $2.2 million and $3.9 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in interest income and other income, net, was due to decreased cash balances resulting primarily from cash used in operating activities of $42.7 million and the satisfaction of current liabilities aggregating $27.0 million, offset by proceeds from the issuance of common stock of approximately $23.6 million.

Income Taxes

     We had net losses for each of the quarters in and 1999 and 2000, therefore we did not record a provision for income taxes for these periods.

Liquidity and Capital Resources

Cash Inflows and Outflows

      Financing Activities. Net cash provided by financing activities of approximately $23.6 million for the six months ended June 30, 2000 consisted of the issuance of common stock under our equity financing agreement with Acqua Wellington, which resulted in net proceeds of approximately $23 million during the period, and from the issuance of common stock under our stock option and employee stock purchase plans, which resulted in net proceeds of approximately $600,000.

     Net cash provided by financing activities of $77.5 million for the six months ended June 30, 1999 arose from the issuance of common stock by Old Egghead in a secondary public offering, which resulted in net proceeds of approximately $72.9 million and the issuance of common stock under our stock option and employee stock purchase plans, which resulted in net proceeds of approximately $4.6 million.

     Operating Activities. Net cash used in operating activities for the six months ended June 30, 2000 was approximately $66.2 million, primarily consisting of our net loss of $42.7 million, an increase of $1.7 million in accounts receivable and decreases in accounts payable, accrued expenses and deferred revenue of $18.7 million, $5.1 million and $3.2 million, respectively. These uses of cash were partially offset by a $2.8 million reduction in inventory, and depreciation and amortization expense of $2.1 million. The reductions in accounts payable and accrued expenses reflect the payment of approximately $10.8 million in merger-related costs and approximately $8.0 million of non-recurring pay downs of accounts payable related to duplicate costs in the fourth quarter of 1999.

     Net cash used in operating activities for the six months ended June 30, 1999 was approximately $30.8 million, primarily attributable to our net loss of $40.7 million, increases of $3.1 million in accounts receivable and a $2.1 million reduction in reserves and liabilities related to restructuring. These uses of cash were partially offset by depreciation and amortization expense of $4.2 million, a decrease in merchandise inventory of $6.3 million and increases in accounts payable of $3.8 million.

     Investing Activities. Net cash provided by investing activities of $7.3 million for the six months ended June 30, 2000 resulted from net proceeds from the sale of short term marketable securities of $9.7 million offset by an investment of $2.4 million in property and equipment. Net cash used by investing activities of $2.0 million for the six months ended June 30, 1999 primarily reflects our net proceeds from the sale of short-term marketable securities of $4.6 million offset by investments of $6.6 million in property and equipment, principally related to the upgrading of the Website software platforms and related hardware.

Cash, Cash Equivalents and Commitments

     Cash and Cash Equivalents. As of June 30, 2000 we had approximately $32.9 million of cash and cash equivalents and $8.3 million of short-term available-for-sale investments

     Commitments. As of June 30, 2000 our principal commitments were as follows:

  Obligations of approximately $7.4 million under operating leases for our corporate offices and warehouses and obligations of approximately $690,000 under additional operating leases (as well as obligations of approximately $1.8 million related to retail store leases which were closed by Old Egghead, and have been fully provided for).

  We have no material commitments for capital expenditures, but we anticipate purchasing approximately $4.0 million of property and equipment during the remainder of 2000, primarily for computer and office equipment and software.

  We have agreements for online advertising which allow us to appear on specific web sites with links to our web site. These agreements require future payments of up to approximately $3.6 million and incremental fees under certain circumstances based on the volume of traffic to our web site. These agreements expire at various times through December 2000. In addition, we have commitments for other advertising and promotional arrangements of approximately $1.0 million payable over the next 45 days.

  We had $1.5 million of restricted cash, which primarily represented collateral for the lease of our Vancouver, Washington office.

  We issued Softbank Corporation an unsecured note for $2.0 million in connection with our initial investment in Onsale Japan K.K. The principal and accrued interest thereon is due upon the earlier of the closing date of an initial public offering of the joint venture or December 2002, with interest accruing at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan (1.375% as of June 30, 2000). This note has no right of offset against our investment in the joint venture.

     Old Egghead offered credit to some of its business customers; we began offering credit to business customers on our site in the fourth quarter of 1999 and may require additional cash to support the anticipated growth in accounts receivable. We expect to experience quarterly net losses through most of 2001, and thus we will need to finance our inventory, accounts receivable, capital expenditures and some portion of our operating expenses from our current cash and cash equivalents balance. We believe that our current cash and cash equivalent balance and other financing opportunities will meet our anticipated cash needs for working capital expenditures for the next 12 months.

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

     In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 ("FIN 44"). Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company is currently reviewing stock grants to determine the impact, if any, that may arise from implementation of FIN 44, although management does not expect the impact, if any, to be material to the financial statements.

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

We expect to incur net losses through the end of 2001.

     Based on historical financial statements adjusted to reflect the pooling of our results with those of Old Egghead, we have incurred net losses since 1995. As of June 30, 2000, we had a combined net accumulated deficit of approximately $311.3 million. We expect to experience quarterly net losses into 2001, due primarily to the following factors:

  competitive pricing pressures, which we expect to continue to negatively affect sales or gross margins;
  spending on our infrastructure; and
  continued spending on operating expenses.

We may seek additional financing and may not be able to secure it.

     We may seek to raise additional funds within the next 12 months. Recent declines in the trading price of our common stock will likely make it more difficult for us to obtain financing through the issuance of equity or convertible securities. Additional financing may not be available on terms favorable to us, or may not be available to us at all. Additional financing arrangements will result in further dilution of your ownership interest. Additionally, we could issue securities that have rights senior to the rights of common stockholders.

Our operating results may fluctuate significantly and may be difficult to predict.

     Prior to the merger the operating results of Onsale and Old Egghead fluctuated, and we expect our operating results to continue to fluctuate in the future, due to a number of factors, many of which are outside our control. These factors include:

  pricing competition;
  decreases in revenues as we phase out sales of unprofitable products and sales formats, particularly on our auction sites;
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

  managing risks associated with accounts receivable expansion and collection
Our future success depends on our ability to attract, retain and motivate highly skilled employees.

     Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the Internet industry is intense, particularly in the Silicon Valley where we are headquartered. Due to the recent decline in the trading price of our common stock, we may face challenges in attracting and retaining employees. Additionally, the exercise price of a significant portion of our equity awards such as stock options may be higher than the current trading price of our stock, and such stock options may not retain the incentive effect intended at the time of issuance. We may issue additional equity awards from time to time to retain employees and this may dilute existing shareholders. We may be unable to attract, assimilate or retain other highly qualified employees in the future.

     In particular, our future performance depends upon contributions from members of our senior management and other key personnel. Most of our key personnel do not have long-term employment agreements. If one or more of our key personnel leaves us or joins a competitor, our business could be harmed. Furthermore, certain key employees possess marketing, technical and other expertise that is important to the operations of our business, and if these employees leave, we may not be able to replace them with employees possessing comparable skills.

We operate in an extremely competitive market and we could lose revenue and customers to our competitors.

     Existing competitors. The electronic commerce market, particularly over the Internet, is new, rapidly evolving and competitive, and we expect competition to intensify in the future. We compete with many other companies that either offer the same types of merchandise or provide the same or a similar type of sales format to customers. Refer to the section titled "Business - Competition" in our annual report on Form 10-K for a list of our competitors.

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

     New competitors may emerge and rapidly acquire market share in several ways, including through mergers or by alliances among competitors and vendors. Through such alliances, competitors may also obtain exclusive or semi- exclusive sources of merchandise. In addition, manufacturers may elect to liquidate their products directly over the Internet. Companies that primarily conduct online person-to-person auctions, such as eBay Inc., may develop into direct competitors in the future.

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

     We believe that awareness of the Egghead.com brand is critical to our success in attracting and retaining customers. Furthermore, we believe that brand loyalty will become increasingly important as low barriers to entry encourage the proliferation of web sites. If we are unsuccessful in continuing to build strong brand loyalty, our business will be harmed.

     In order to attract and retain consumers and advertisers, and to promote and maintain the Egghead.com brand in response to competitive pressures, we intend to maintain presence through online and offline marketing and advertising. We believe that advertising rates generally, and the cost of online advertising campaigns in particular, could increase substantially in the future. Despite our efforts, consumers or advertisers may not perceive our web site or the Egghead.com brand as superior to the web sites or brands of our competitors.

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

     Supply. We rely on vendors to supply us with merchandise. For the three months ended June 30, 2000, purchases from Tech Data, a distributor of computers and related products, accounted for approximately 38% of our aggregate merchandise purchases. We have no long-term contracts or arrangements with our vendors that guarantee the availability of merchandise. We may not be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We cannot assure you that our current vendors will continue to supply merchandise or that we will be able to establish new vendor relationships that will ensure that merchandise will be available.

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

     Consumer protection laws. We could be subject to regulation under consumer protection laws in various states. Several states, including California and Washington, have laws regulating the disclosure of pricing information by wholesalers and comparable businesses. In the future, governments of California, Washington and other states could require additional disclosure in order to comply with other regulations. There are also other federal and state consumer protection laws that may be applied to the sales of goods over the Internet. From time to time, we receive inquiries from federal and state agencies about our advertising, product offerings and product fulfillment practices. The application of federal and state laws may increase our cost of doing business or materially affect the method by which we provide products to our customers.

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

     Products liability and consumer protection. Our sale of products through our web sites subjects us to consumer protection laws, and could subject us to product liability claims. States and other jurisdictions other than California and Washington may interpret their products liability or consumer protection laws to apply to Internet commerce providers such as us that enter into transactions with their residents. While we carry liability insurance, this may not be adequate to compensate for substantial claims, and these claims, or changes to our business practices that are required by or penalties resulting from such laws, could have a harmful effect on our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long term debt. We do not use derivative financial instruments in our investment portfolio. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. All of our cash equivalents and short-term investments, consisting principally of commercial paper, debt securities and governmental securities, are classified as available-for-sale as of June 30, 2000. We do not expect any material loss with respect to our investment portfolio.

     The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio.

(In thousands, except interest rates)
                                           2001                     2000
                                           ----                     ----
Cash Equivalents                                               $  29,594
        Fixed Interest Rate                                         6.63%
Investments                             $ 6,310                $   2,000
        Fixed Interest Rate                6.69%                    5.33%

We also have market risk related to our long-term debt obligation, which matures in 2002. The principal amount of this obligation is $2.0 million and has a variable rate of interest which is equal to the prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan. At June 30, 2000 this prime rate was 1.375%.

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

Item 4. Submission of Matters to a Vote of Security Holders.

An annual meeting of stockholders of Egghead.com, Inc. was held on May 15, 2000. Matters voted on at the meeting and votes cast on each were as follows:

(1) Election of three Class I directors of Egghead, each to serve until the 2003 annual meeting of stockholders and until his successor is duly elected and qualified, or until such director's earlier resignation, death or removal:

                                        For             Authority Withheld
                                        ---             ------------------
Peter L. Harris                     25,376,009              298,629
Robert Wall                         25,383,739              290,899
Karen White                         25,380,779              293,859

(2) Ratification of the appointment of PriceWaterhouseCoopers LLP as our independent accountants for 2000.

                                        For             Against         Abstain
                                        ---             -------         -------
                                     25,486,635         114,398         73,605

Item 5. Other Information.

      In July, 2000 Jeffrey Sheahan our President and Chief Operating Officer, was named as our new Chief Executive Officer, succeeding S. Jerrold Kaplan. Mr. Kaplan was elected as co-chairman of our board of directors, together with existing chairman George Orban.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are being filed as part of this report:

                                                                     Incorporated by Reference
Exhibit                                                             -----------------------------  Filed
Number                 Exhibit Description                    Form  File No.  Exhibit Filing Date Herewith
------ --------------------------------------------------     ----  --------  ------- ----------- --------

10.01  Draw Down Notice dated July 18, 2000 between the       8-K   ___       99.01    07/20/00
       Registrant and Acqua Wellington North American
       Equities Fund, Ltd.

10.02  Second Amendment to the volume purchase agreement                                             X
       between the Registrant and Tech Data Corporation.*

10.03  Revised Senior Management Bonus Plan, Q2-Q4                                                   X
       Year 2000.**

10.04  Uniform Severance Guidelines for Egghead                                                      X
       Executives.**

10.05  Egghead.com 2000 Equity Incentive Plan, as             S-8   333-43304  4.04    08/08/00
       adopted on March 13, 2000, and forms of
       related agreements.**

27.01  Financial Data Schedules                                                                      X

_______________________

* Confidential treatment has been requested with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

** Management contracts or compensatory plans required to be filed as an exhibit to Form 10-Q.

(b) Reports on Form 8-K

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

Date:  August 14, 2000                          By:      /s/ John E. Labbett
                                                         -------------------
                                                         John E. Labbett
                                                         Executive Vice President and
                                                         Chief Financial Officer
EXHIBIT INDEX
Exhibit
Number                                     Exhibit Title
--------   -----------------------------------------------------------------------

10.02      Second Amendment to the Volume Purchase Agreement (TDElect)Between
           Egghead.com, Inc. and Tech Data Corporation.

10.03      Revised Senior Management Bonus Plan Q2-Q4 Year 2000.

10.04      Uniform Severance Guidelines for Egghead Executives.

27.01      Financial data schedule for the quarterly period ended June 30, 2000.

EXHIBIT 10.02

SECOND AMENDMENT
TO THE
VOLUME PURCHASE AGREEMENT (TDElect)
BETWEEN
EGGHEAD.COM, INC.
AND
TECH DATA CORPORATION

The Volume Purchase Agreement ("Agreement") between Egghead.com, Inc., formerly known as Onsale, Inc. ("Reseller") and Tech Data Corporation ("Tech Data") dated January 21, 1999, as previously amended, is again amended as follows:

1. The subparagraph entitled, "Freight", included within Section 2, entitled, "Pricing and Payment", on page 2 of the Agreement, is deleted in its entirety and replaced with:

"Freight: Tech Data and Reseller agree:

a. For calendar quarter three of year 2000 [July, August, September] ("Q3"), Tech Data will ground ship Product to Reseller's customers using (**).

b. For calendar quarter four of year 2000 [October, November, December] ("Q4"), Tech Data will ground ship Product to Reseller's customers using (**).

c. Effective January 1, 2001, Tech Data will ground ship product to Reseller's customers using (**).

d. Effective July 1, 2000, where Reseller or its customers request expedited shipping, (**).

e. Tech Data will not (**).

f. There are no minimum order requirements.

g. (**).

Freight payment terms are (**).

This Amendment is effective as of June 30, 2000.

Except as amended by this Amendment, all of the terms and conditions of the Agreement remain in full force and effect.

TECH DATA CORPORATION                                                EGGHEAD.COM, INC.

BY:________________________________                                  BY:_______________________________

LARRY ARMOLD

VICE PRESIDENT & GENERAL MANAGER                                     TITLE:____________________________

INSIDE SALES

5350 Tech Data Drive                                                 1350 Willow Road

Clearwater, FL 33760                                                 Menlo Park, CA 94025

____________________________________                                 __________________________________
(Date)                                                               (Date)

EXHIBIT 10.03

REVISED SENIOR MANAGEMENT BONUS PLAN

Q2 - Q4 YEAR 2000

PLAN OBJECTIVES:
----------------------------

  Create variable compensation incentives for Senior Managers (Directors and above) tied to the achievement of the Internal Budget despite changing business conditions

  Focus management attention on the successful execution of the Business Plan and achievement of the company financial objectives & values.

  Provide a competitive total compensation opportunity for our senior managers.

PLAN MECHANICS:
----------------------------

  Based on Q2 - Q4 targets (Internal Budget), and payable quarterly in 3 equal payments. Annual dollar payout targets do not change from the original bonus plan, however there is only opportunity to earn 3 of 4 quarterly payments: e.g. an annual target of $10,000 has become a 9 month target of $7,500.

  Each quarter's bonus is paid approximately 2 weeks after quarter end results have been publicly announced.

  Participants must be employed by Egghead on the day of the payout to receive any bonus payment.

  Payout calculations are based upon year to date performance for the inclusive period Q2 - Q4 less prior payment(s).

  SVPs, VPs, and Directors will be on this plan, except those who are already on highly variable compensation plans, e.g. VP of Vendor Marketing.

  50% of the bonus is tied to achieving the gross profit dollar target and 50% is tied to achieving the operating profit dollar goal. Executive VP's substitute net income dollars for this metric, rather than using operating profit dollars.

  Annual payout pool dollar values (at 100% of performance targets) have been derived from Radford Executive Compensation Report and modeled against our current base salary structure for Senior Managers by function and position.

BONUS CALCULATION:
---------------------------------

  Actual year to date gross profit dollars and operating profit dollars must be at least 95% of the internal budget for the plan to qualify for a pay out. The attached schedule lists all the budget figures by quarter,

  Operating profit dollars must be met or bettered for the plan to pay. When operating profit dollars are met, gross profit dollars will also pay if they are met. Executive VP's substitute net income dollars for operating profit dollars.

This plan is subject to change at the sole discretion of management if business conditions or accounting treatments change materially, e.g. merger, acquisition, major financial accounting policy change, etc. The plan described above is for Q2 - Q4 of calendar year 2000 and may change in future years.

REVISED SENIOR MANAGEMENT BONUS PLAN PAYOUT SCHEDULE
EVPs, SVPs, VPs & Directors                                     SVPs, VPs, & Directors
---------------------------                                     ----------------------
Gross Profit ($M)                                               Operating Profit Dollars ($M)

     Cumulative                            Bonus                       Cumulative
 Q2      Q3      Q4                       Payout %                Q2      Q3      Q4
----    ----   -----                      --------              ------  ------  ------
17.6    39.6    66.5                        150*                (7.6)  (14.4)  (21.2)
16.4    37.0    62.0                        140                 (9.1)  (17.3)  (25.4)
15.2    34.3    57.6                        130                 (10.6)  (20.2)  (29.7)
14.0    31.7    53.2                        120                 (12.2)  (23.0)  (33.9)
12.9    29.0    48.7                        110                 (13.7)  (25.9)  (38.2)
11.7    26.4    44.3                        100                 (15.2)  (28.8)  (42.4)
11.6    26.1    43.9                         99                 (15.4)  (29.1)  (42.8)
11.5    25.9    43.4                         98                 (15.5)  (29.4)  (43.2)
11.3    25.6    43.0                         97                 (15.7)  (29.7)  (43.7)
11.2    25.3    42.5                         96                 (15.8)  (30.0)  (44.1)
11.1    25.1    42.1                         95                 (16.0)  (30.2)  (44.5)

                                            EVPs
                                       Net Income ($M)

                               Cumulative                Bonus
                          Q2     Q3      Q4             Payout %
                         ----   ----    ----            --------
                       (7.5)  (14.1)  (20.8)             150*
                       (8.9)  (16.9)  (24.9)             140
                       (10.4)  (19.7)  (29.1)             130
                       (11.9)  (22.5)  (33.2)             120
                       (13.4)  (25.3)  (37.4)             110
                       (14.9)  (28.1)  (41.5)             100
                       (15.0)  (28.4)  (41.9)              99
                       (15.2)  (28.7)  (42.3)              98
                       (15.3)  (28.9)  (42.7)              97
                       (15.5)  (29.2)  (43.2)              96
                       (15.6)  (29.5)  (43.6)              95

*  Actual plan will pay on integers, rather than deciles.  Deciles expressed to save space.

EXHIBIT 10.04

Uniform Severance Guidelines for Egghead Executives

Letter to Egghead Senior VPs, Executive VP, and President and COO

Dear _____:                                                    May 24, 2000

Your ***date*** offer letter notes that your employment will at all times be "at will". This means that you or Egghead.com can terminate your employment at any time with or without cause. There will be no express or implied agreements to the contrary. While your employment continues to be at will, Egghead's board of directors recently approved an enhanced cash severance package for you.

In the event that you are involuntarily terminated, except for a Termination for Cause as defined below, you will be paid 6 months of base salary in a lump sum within 30 days of your termination date.

If you voluntarily terminate within six months following the close of a Change of Control transaction as defined below, because your duties, responsibilities, or compensation is materially diminished, or the location of your office is changed by more than fifty miles, you will be paid 6 months base salary in a lump sum within 30 days of their termination date.

If, in the opinion of the independent accountants for the Company, or if it is asserted by the Securities and Exchange Commission that the payment of this severance would prevent any business combination involving the Company from being treated as a pooling of interests for accounting purposes, your severance pay shall be modified or rescinded to the extent necessary to permit the business combination to be treated as a pooling of interests.

Sincerely,

Jerry Kaplan

Chief Executive Officer

Definition of Termination for Cause: The company's termination of an executive's employment for (i) willful failure or refusal without proper cause, to substantially perform his duties as an employee of the company; (ii) the executive's conviction for any criminal act, except that a misdemeanor conviction shall not constitute "Termination for Cause" unless it shall have involved misappropriate use of funds or property, fraud, or other similar activity which bears directly upon the executive's ability to perform faithfully his/her duties as an employee of the Company. The executive shall have an opportunity to appeal such termination to the board of directors of the company.

Definition of Change of Control Transaction: (i) a merger or consolidation in which the voting shares of the Corporation immediately before the merger or consolidation do not represent, or are not converted into shares representing, a majority of the voting poser of the surviving corporation; (ii) a transfer of shares representing more than 50% of the voting power of the Corporation to a single entity or person or group of related entities or persons; or (iii) a sale of substantially all of the assets of the Corporation.

EXHIBIT 27.01

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE QUARTERLY REPORT PURSUANT TO SEC 13 OR 15(d) OF THE SECURITIES ACT OF 1934 THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

Period type                           3-MOS
Fiscal Year End                 Dec-31-2000
Period Start                    Jan-01-2000
Period End                      Jun-30-2000
Cash                                32,875
Securities                           8,310
Receivables                         17,505
Allowances                          (3,041)
Inventory                           15,117
Current Assets                      72,099
PP&E                                21,763
Depreciation                       (11,944)
Total Assets                        82,794
Current Liabilities                 46,461
Bonds                                2,060
Preferred Mandatory                      0
Preferred                                0
Common                                  40
Other SE                            34,273
Total Liability and Equity          82,794
Sales                              125,992
Total Revenues                     125,992
CGS                                117,222
Total Costs                        144,186
Other Expenses                           0
Loss Provision                           0
Interest Expense                         0
Income Pretax                      (17,661)
Income Tax                               0
Income Continuing                  (17,661)
Discontinued                             0
Extraordinary                            0
Changes                                  0
Net Income                         (17,661)
EPS Primary                          (0.44)
EPS Diluted                          (0.44)