Form 10-Q
period 2000-09-30
EGGHEAD COM INC/DE
filed 2000-11-14
CIK 1026506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-29184

EGGHEAD.COM, INC.

(Exact name of the Registrant as specified in its charter)

Delaware 77-0408319

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification Number)

1350 Willow Road

Menlo Park, California 94025

(Address of principal executive offices)

_____________________

(650) 470-2400

(The Registrant's telephone number, including area code)

_____________________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	✓	No

As of October 31, 2000, there were 42,450,602 shares of the Registrant's common stock outstanding.

==================================================================================

TABLE OF CONTENTS

Page

Number

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets as of September 30, 2000

and December 31, 1999 (Unaudited) 3

Consolidated Statements of Operations for the three and nine months ended

September 30, 2000 and 1999 (Unaudited) 4

Consolidated Statements of Cash Flows for the nine months ended

September 30, 2000 and 1999 (Unaudited) 5

Notes to Consolidated Financial Statements (Unaudited) 6

Item 2: Management's Discussion and Analysis of Financial

Condition and Results of Operations 8

Item 3: Quantitative and Qualitative Disclosures About Market Risk 21

PART II - OTHER INFORMATION

Item 1: Legal Proceedings 21

Item 2: Changes in Securities and Use of Proceeds 21

Item 3: Defaults Upon Senior Securities 21

Item 4: Submission of Matters to a Vote of Security Holders 21

Item 5: Other Information 21

Item 6: Exhibits and Reports on Form 8-K 22

PART I

Item 1. Financial Statements.

Egghead.com, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

(unaudited)

	September 30,	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 34,265	$ 68,223
Short-term investments	9,533	18,000
Accounts receivable, net of allowances of $2,420 and $2,320	10,318	12,782
Merchandise inventory	7,950	17,900
Prepaid expenses and other current assets	1,010	1,461
Total current assets	63,076	118,366

Property and equipment, net	10,794	9,513
Investment in joint venture	-	799
Other assets	653	452
Total assets	$ 74,523	$ 129,130

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,458	$ 34,512
Accrued expenses	23,045	29,168
Deferred revenue	3,451	7,646
Reserves and liabilities related to restructuring	2,097	2,336
Total current liabilities	44,051	73,662

Long-term liabilities	2,067	2,046

Stockholders' equity:
Convertible preferred stock, $0.001 par value; 2,000,000
shares authorized: no shares issued and outstanding	-	-
Common stock, $0.001 par value; 98,000,000 shares
authorized; 42,450,602 and 37,199,240 shares issued
and outstanding, respectively	42	37
Additional paid-in capital	349,567	321,961
Accumulated deficit	(321,204)	(268,576)
Total stockholders' equity	28,405	53,422
Total liabilities and stockholders' equity	$ 74,523	$ 129,130

The accompanying notes are an integral part of these financial statements.

Egghead.com, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000 1999		2000 1999
Revenue:
Online	$ 101,836	$ 139,801	$ 374,899	$379,527
Commission and other revenue	3,589	2,750	12,325	8,468
Total revenue	105,425	142,551	387,224	387,995

Cost of online revenue	94,932	136,615	359,115	366,384

Gross profit:
Online	6,904	3,186	15,784	13,143
Commission and other revenue	3,589	2,750	12,325	8,468
Total gross profit	10,493	5,936	28,109	21,611

Operating expenses:
Sales and marketing	15,189	25,593	55,784	66,631
General and administrative	4,888	4,741	16,178	15,291
Engineering	4,105	3,854	11,699	11,176
Amortization of goodwill	-	430	-	1,289
Restructuring and impairment costs	-	(2,735)	-	(2,735)
Merger costs	-	536	2,488	708
Total operating expenses	24,182	32,419	86,149	92,360
Loss from operations	(13,689)	(26,483)	(58,040)	(70,749)

Other Income	2,993	782	2,600	1,023
Interest income, net	788	1,827	2,812	5,161
Loss before income taxes	(9,908)	(23,874)	(52,628)	(64,565)
Provision for income taxes	-	-	-	-
Net loss	$ (9,908)	$ (23,874)	$ (52,628)	$ (64,565)

Net loss per share:
Basic and diluted	$ (0.24)	$ (0.64)	$ (1.35)	$ (1.79)

Weighted average common shares:
Basic and diluted	42,051	37,041	38,955	36,001

The accompanying notes are an integral part of these financial statements.

Egghead.com, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$ (52,628)	$ (64,565)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of interest in Onsale Japan K.K.	(2,331)	-
Gain related to final payment of Elekom sale	(662)	-
Equity in net loss of joint venture	571	640
Interest on long-term liabilities	21	23
Depreciation and amortization	3,208	6,371
Deferred rent and other	-	(31)
Loss on disposition of assets	-	36
Changes in assets and liabilities:
Accounts receivable, net	2,464	(4,309)
Merchandise inventory	9,950	4,574
Prepaid expenses and other assets	250	(2,064)
Accounts payable	(19,054)	13,028
Accrued expenses	(6,123)	2,517
Deferred revenue	(4,195)	2,240
Reserves and liabilities related to restructuring	(239)	(5,480)
Net cash used in operating activities	(68,768)	(47,020)

Cash flows from investing activities:
Purchase of short-term available for sale investments	(4,002)	(19,033)
Proceeds from sales of short-term available for sale
Investments	12,469	19,420
Proceeds from sale of interest in Onsale Japan K.K.	2,559
Proceeds from final payment of Elekom sale	662
Purchase property plant and equipment	(4,489)	(11,083)
Net cash provided by (used in) investing
activities	7,199	(10,696)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,611	78,132
Net provided by financing activities	27,611	78,132

Net increase (decrease) in cash and cash equivalents	(33,958)	20,416
Cash and cash equivalents at beginning of period	68,223	85,025
Cash and cash equivalents at end of period	$ 34,265	$ 105,441

The accompanying notes are an integral part of these financial statements.

Egghead.com, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2000

(unaudited)

1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present the financial position, results of operations and cash flows of Egghead.com, Inc. ("Egghead" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent period.

On November 19, 1999 Onsale, Inc. ("Old Onsale") acquired Egghead.com, Inc. ("Old Egghead") and changed its name to Egghead.com, Inc. The acquisition was accounted for as a pooling of interests. The consolidated statements of operations and cash flows for the nine months ended September 30, 1999 have been restated to include the results of operations and cash flows as if Old Egghead was a wholly-owned subsidiary of the Company for the period presented. Old Egghead used a 52/53 week fiscal year ending on the Saturday closest to March 31; for convenience, Old Egghead's fiscal quarter ended October 2, 1999 is referred to as ending September 30, 1999. The consolidated statement of operations for the three and nine months ended September 30, 1999 includes the results of operations for Old Egghead for the three and nine months ended September 30, 1999. The consolidated statement of cash flows for the nine months ended September 30, 1999 includes the cash flows for Old Egghead for the nine months ended September 30, 1999.

Certain reclassifications have been made to prior period balances to conform to current period classification. Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees ("EITF 00-10"), requires companies to report all shipping and handling revenue received from a customer as revenue. In previous quarters, the Company reported certain shipping revenue as a reduction of shipping cost in cost of sales. In order to comply with EITF 00-10, the Company has reclassified shipping revenue previously recorded in cost of sales to online revenue. This reclassification results in an increase in online and net revenue, no change in gross profit dollars, and a slight decrease in gross profit margin. This reclassification results in the following online revenue, total revenue and gross margins for the 2000 and 1999 quarters:
	Year 2000 Quarters Ended			Year 1999 Quarters Ended
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Revenue
Online	101,836	125,688	147,375	150,048	139,801	124,780	114,946
Total revenue	105,425	129,750	152,049	153,213	142,551	128,109	117,335

Margin
Online margin	6.8%	3.7%	2.8%	1.9%	2.3%	1.6%	7.0%
Total margin	10.0%	6.8%	5.8%	3.9%	4.2%	4.1%	8.9%

2. - Cash and cash equivalents and short-term investments

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with an original maturity of three months or less from the date of purchase. The Company's short-term investments consist of certificates of deposit, commercial paper and debt securities with remaining maturities between 90 and 365 days. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to account for its investments at fair market value as of the balance sheet date and record unrealized gains and losses in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. As of September 30, 2000 and December 31, 1999 the Company had restricted cash of approximately $1.0 million and $1.8 million, respectively, primarily represented by security deposits for the Company's Vancouver, Washington office.

3. - STOCKHOLDERS' EQUITY

On February 17, 2000 the Company entered into an equity financing agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington"). On March 6, 2000, the Company issued approximately 700,000 shares of common stock at an average price of $10.67, reflecting a 5.6% discount from market prices, resulting in net proceeds of approximately $7.4 million. On March 29, 2000, the Company issued an additional 2.3 million shares of common stock for $6.75 per share, reflecting a 2.7% discount from the closing market price on that date, which resulted in net proceeds of approximately $15.5 million. On July 14, 2000, the Company issued another 2.0 million shares of common stock at an average price of $1.96 per share, reflecting a 16.1% average discount from market prices, which resulted in net proceeds of approximately $3.9 million.

4. - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the provisions of SFAS 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. During the quarters ended September 30, 2000 and 1999, options to purchase approximately 7.2 million and 5.0 million shares, respectively, were outstanding but were not included in the computation because they are antidilutive.

5. - SALE OF INTEREST IN JOINT VENTURE

On July 3, 2000 the company sold 52.5% of its' interest (or 21% of the total common stock outstanding) in Onsale Japan K.K. to Indigo Corporation for approximately $2.5 million representing a gain of approximately $2.3 million. There is no remaining carrying value in this asset as of September 30, 2000.

6. - GAIN RELATED TO FINAL PAYMENT FROM ELEKOM SALE

On November 9, 1998 the company sold its interest in Elekom. Due to a contingency clause in the sales agreement approximately $600,000 in gain from the sale was deferred and held in escrow. The company received the escrowed monies and accordingly recorded a gain of approximately $662,000.

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

Company Overview

We were incorporated in July 1994 as Onsale, Inc. and began auctioning products on the Internet in May 1995. In November 1999, we acquired Egghead.com, Inc. ("Old Egghead") and changed our name to Egghead.com, Inc. ("Egghead"). Old Egghead's operations were integrated with our operations in November 1999, following the completion of the merger.

The acquisition of Old Egghead was accounted for as a pooling of interests. Accordingly, our financial statements have been restated to reflect our results of operations for the three and nine months ended September 30, 1999 and the cash flows for the nine months ended September 30, 1999 as if Old Egghead was our wholly-owned subsidiary. Old Egghead used a 52/53 week fiscal year that ended on the Saturday nearest March 31; for convenience the Old Egghead fiscal quarter ended October 2, 1999 is referred to as ending September 30, 1999. The following discussion relates to the consolidated financial statements of the combined company.

Business Overview

We are an Internet retailer selling retail and wholesale goods to businesses, resellers and consumers. We sell merchandise online through our web site and through our business account management team.

New goods. Through our web site and with the assistance of our business account management team we offer businesses, resellers and consumers a broad selection of new goods, including current-version computers and related products at competitive prices. Old Egghead began selling new goods through its superstores starting in the first quarter of 1998, selling the products at a low margin. In January 1999 we introduced our superstore, Onsale atCost, where we sold new goods at prices equal to the amount invoiced by our vendors, plus charges for payment processing, shipping and handling and sales tax where appropriate.

Excess and refurbished goods. Through auctions and fixed price selling formats on our web site and through our business account management team, we sell excess merchandise and services, including refurbished and close-out products. Merchandise and services we offer include computers and related products, sports and fitness equipment, consumer electronics, and vacation and travel packages. We also derive revenues from commissions on goods sold through our online auctions.

Results of Operations

The following table summarizes selected results for the three and nine months ended September 30, 2000 and 1999 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2000		1999		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
Online	$101,836	96.6	$139,801	98.1	$374,899	96.8	$379,527	97.8
Commission and other revenue	3,589	3.4	2,750	1.9	12,325	3.2	8,468	2.2
Total revenue	105,425	100.0	142,551	100.0	387,224	100.0	387,995	100.0

Gross profit:
Online	6,904	6.8	3,186	2.3	15,784	4.2	13,143	3.5
Commission and other revenue	3,589	100.0	2,750	100.0	12,325	100.0	8,468	100.0
Total gross profit	10,493	10.0	5,936	4.2	28,109	7.3	21,611	5.6

Operating expenses:
Sales and marketing	15,189	14.4	25,593	18.0	55,784	14.4	66,631	17.2
General and administrative	4,888	4.6	4,741	3.3	16,178	4.2	15,291	3.9
Engineering	4,105	3.9	3,854	2.7	11,699	3.0	11,176	2.9
Amortization of goodwill	-	-	430.3		-	-	1,289	0.3
Restructuring and impairment costs	-	-	(2,735)	(1.9)	-	-	(2,735)	(.7)
Merger costs	-	-	536.4		2,488.6		708	0.2
Total expenses	24,182	22.9	32,419	22.7	86,149	22.2	92,360	23.8

Loss from operations	(13,689)	(13.0)	(26,483)	(18.6)	(58,040)	(15.0)	(70,749)	(18.2)

Other income, net	2,993	2.8	782.5		2,600.7		1,023.3
Interest income, net	788	0.7	1,827	1.3	2,812.7		5,161	1.3
Loss from before income taxes	(9,908)	(9.4)	(23,874)	(16.7)	(52,628)	(13.6)	(64,5655)	(16.6)
Provision for income taxes	-	-	-	-	-	-	-	-
Net loss	$(9,908)	(9.4)	$(23,874)	(16.7)	$(52,628)	(13.6)	$(64,565)	(16.6)

The above table reflects the reclassification of certain shipping revenues from cost of sales to revenues for each period presented, as required by EITF 00-10. The operating results in any period are not necessarily indicative of the results to be expected for any future period.

Revenue

Online revenue consists of sales of merchandise, services and shipping and handling revenue, net of returns. This revenue represents sales of merchandise acquired on a purchase or consignment basis where we charge the customer's credit card, either we or the vendor ships the merchandise to the customer, and we assume the credit and inventory related return risk. Commission and other revenue consists of (1) commissions on auction sales of suppliers' products, where the supplier charges the customers credit card, maintains title to the inventory, ships the product and bears inventory return risk and (2) advertising revenue from vendors and other businesses.

Online revenue decreased $38.0 million, or 27.2%, for the three months ended September 30, 2000 compared with the three months ended September 30, 1999 and $4.6 million, or 1.2%, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Revenue declined during these periods due primarily to our decision to minimize unprofitable sales. Additionally in the second quarter we decided to re-deploy a significant portion of our marketing budget to further development of our business account management team, a change which will require time to produce sales growth. Commission and other revenue increased $839,000, or 31% for the three months ended September 30, 2000 compared to the same three month period in 1999, primarily due to increased advertising revenue.

Constraints on Revenue Growth. Our ability to increase revenue may be constrained by our desire to increase product margins, re-deploy our marketing budget to business account management team growth, the unavailability of high demand new products, and our inability to obtain from vendors excess and refurbished products. Sales of both new goods and excess and refurbished goods during the third quarter of 2000 were negatively impacted by our efforts to increase product margin, which rose to 10.0% from 7.0% in the second quarter of 2000, and the unavailability of high demand product. These types of revenue growth constraints may continue during future quarters.

New goods vs. excess and refurbished goods. For the quarter ended September 30, 2000, revenue from the sale of new goods versus excess and refurbished goods constituted 37% and 60% respectively, of our total revenue. For the comparable period in 1999, revenue from new goods versus excess and refurbished goods was 38% and 60%, respectively, of our total revenue. We expect the percentage of revenue produced by new goods sales to increase as we build our business account management group.

Gross Profit

Gross profit is total revenue minus cost of revenue. Cost of online revenue consists of the cost of the merchandise sold to customers, inventory reserve adjustments and shipping and handling expense. There is no significant cost of commission and other revenue. Gross margin is gross profit as a percentage of total revenue. The following represents the percentage of gross margin attributable to online revenue and commission and other revenue for the quarters ended September 30, 1999 through September 30, 2000:

	9/30/00	6/30/00	3/31/00	12/31/99	9/30/99
	%	%	%	%	%
Gross margin:
Online	6.8	3.7	2.8	1.9	2.3
Commission and other revenue	100.0	100.0	100.0	100.0	100.0
Total gross margin	10.0	6.8	5.8	3.9	4.2

Gross margin for online revenue was 6.8% and 2.3%, respectively, for the quarters ended September 30, 2000 and September 30, 1999. Gross margin for online sales throughout the last two quarters of 1999 remained fairly stable, fluctuating between 1.9% and 2.3%. During the first, second and third quarters of 2000 we raised prices on new and excess and refurbished goods sold in fixed price formats, limited the quantity of auction merchandise available for bid at any one time, and added a flat fee shipping charge on new goods orders. These changes resulted in increases in total gross margins to 5.8%, 6.8% and 10.0% in the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 respectively.

We intend to continue our efforts to improve gross margins. However due to intense ongoing industry-wide competitive price pressures we may reduce the selling prices on some of our products, which would lead to a decrease in gross margins.

Operating Expenses

Our operating expenses as a percentage of revenue, excluding restructuring and impairment costs and merger costs, were 22.9% and 24.3% for the three months ended September 30, 2000 and 1999, respectively, and 21.6% and 24.3% for the nine months ended September 30, 2000 and 1999, respectively. Operating expenses for the three and nine months ended September 30, 1999 reflected the cost of operating two separate businesses prior to the merger with Old Egghead. Although we believe our operating expenses as a single integrated entity will continue to be lower than operating as two separate companies, we expect to maintain a high level of spending as we shift our strategy from promoting our brand name to capitalizing on our installed base through our business accounts management group.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, customer service, marketing and merchandise acquisition personnel, distribution and credit card processing costs. Sales and marketing expenses as a percentage of revenue were 14.4% and 18.0% for the three months ended September 30, 2000 and 1999, respectively, and 14.4% and 17.2% for the nine months ended September 30, 2000 and 1999, respectively. The decrease from 1999 to 2000 was primarily attributable to elimination of duplicate costs and efficiencies resulting from our merger with Old Egghead. We expect to increase significantly our business accounts management group. However we expect the total cost of sales and marketing costs to decrease, as we expect the increased cost of labor to be more than offset by reductions in advertising costs, as we shift our focus from building brand awareness to marketing directly to our existing registered business customers through telemarketing and e-mail.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, bad debt expense, facilities expenses, recruiting and other general corporate expenses. General and administrative expenses as a percentage of revenue were 4.6% and 3.3% for the three months ended September 30, 2000 and 1999, respectively, and 4.2% and 3.9% for the nine months ended September 30, 2000 and 1999, respectively. The percentage increase for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 resulted primarily from the lower volume of sales during 2000, as general and administrative expenses on an absolute basis increased only $147,000. The increase for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was due primarily to continuing duplicate costs and the establishment of reserve provisions. We expect the dollar amount of general and administrative expenses to increase moderately during the remainder of 2000.

Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, enhance, manage, operate and monitor our web site and related systems, as well as related equipment costs, other than those that are capitalized. Engineering expenses as a percentage of total revenue were 3.9% and 2.7% for the three months ended September 30, 2000 and 1999, respectively and 3.0% and 2.9% for the nine months ended September 30, 2000 and 1999, respectively. The percentage increases for the three and nine months ended September 30, 2000 compared with September 30, 1999 resulted primarily from continuing duplicate costs and lower revenues. We expect the dollar amount of engineering expenses to decrease modestly for the remainder of 2000 and then to remain relatively constant through 2001.

Prior to 1998, all engineering costs were expensed as incurred. In 1998, we adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and, accordingly, capitalized some engineering costs related to internally-developed software. In the nine months ended September 30, 2000 we capitalized approximately $1,173,000 of software, none of which was related to engineering costs for internally-developed software. In the nine months ended September 30, 1999, we capitalized approximately $3.9 million of software, of which approximately $917,000 was related to engineering costs for internally-developed software.

Restructuring and Impairment Costs. In connection with the closing of it's retail network, Old Egghead recorded a charge to income providing reserves for these costs. Restructuring income of approximately $2.7 million for the three months and nine months ended September 30, 1999 reflected a change in management's estimate of the costs remaining to complete the closure of the retail network, which was substantially complete. The revision in estimates in the quarter ended September 30, 1999 primarily related to the resolution of certain lease obligations for the former retail facilities.

Merger Costs. In connection with the acquisition of Old Egghead, we recorded merger-related expenses of approximately $2.5 million during the nine months ended September 30, 2000. These expenses primarily consist of costs related to the abandonment of some Old Egghead advertising agreements, severance benefits and additional merger costs. We recorded approximately $536,000 and $708,000 for the three months and nine months ended September 30, 1999, respectively. These expenses primarily consisted of severance benefits.

Equity in Net Loss of Joint Venture

On May 15, 1998, we entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K.K., which commenced operations in the third quarter of 1998. Through the second quarter of 2000 we owned a 40% interest in the joint venture and accounted for this interest using the equity method of accounting. Accordingly, we recognized our share of net profits or losses of the joint venture as an adjustment to our initial investment amount. On July 3, 2000 we sold 52.5% of our interest (or 21% of the total common stock outstanding) in Onsale Japan K.K. to Indigo Corporation for approximately $2.5 million representing a gain of approximately $2.3 million on our investment. Our share of the net loss of the joint venture was $571,000 and $640,000 for the nine months ended September 30, 2000 and September 30, 1999 respectively. There is no remaining carrying value in this asset as of September 30, 2000.

Other Income

Our other income, net, was $3.0 million and $782,000 for the three months ended September 30, 2000 and 1999, respectively and $2.6 million and $1.0 million for the nine months ended September 30, 2000 and 1999, respectively. Other income for the three months ended September 30, 2000 is comprised primarily of the gain from the sale of Onsale Japan K.K., of approximately $2.3 million, and recognition of a previously deferred gain of $662,000 from the sale by Old Egghead of Elekom, upon resolution of a contingency clause in the sales agreement.

Interest Income, Net

Our interest income, net, was $788,000, and $1.8 million for the three months ended September 30, 2000 and 1999, respectively and $2.8 million and $5.2 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in interest income, net, for the three months ended September 30, 2000 was due to decreased cash balances resulting primarily from net cash used in operating activities of $68.8 million, offset by proceeds from the issuance of common stock of approximately $27.6 million and sale of 52.5% of our interest in Onsale Japan K.K and collection of our final payment from the sale of Elekom totaling approximately $3.0 million.

Income Taxes

We had net losses for each of the quarters in and 1999 and 2000, therefore we did not record a provision for income taxes for these periods.

Liquidity and Capital Resources

Cash Inflows and Outflows

Financing Activities. Net cash provided by financing activities of approximately $27.6 million for the nine months ended September 30, 2000 consisted of the issuance of common stock under our equity financing agreement with Acqua Wellington, which resulted in net proceeds of approximately $26.8 million during the period, and from the issuance of common stock under our stock option and employee stock purchase plans, which resulted in net proceeds of approximately $800,000.

Net cash provided by financing activities of $78.1 million for the nine months ended September 30, 1999 arose from the issuance of common stock by Old Egghead in a secondary public offering, which resulted in net proceeds of approximately $72.9 million and the issuance of common stock under our stock option and employee stock purchase plans, which resulted in net proceeds of approximately $5.2 million.

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2000 was approximately $68.8 million, primarily consisting of our net loss of $52.6 million and decreases in accounts payable, accrued expenses and deferred revenue of $19.1 million, $6.1 million and $4.2 million, respectively. These uses of cash were partially offset by reductions in accounts receivable and inventory of approximately $2.5 million and $10.0 million, respectively and depreciation and amortization expense of $3.2 million. The reductions in accounts payable and accrued expenses reflect the payment of approximately $10.9 million in merger-related costs and approximately $8.0 million of non-recurring pay downs of accounts payable related to duplicate costs in the fourth quarter of 1999.

Net cash used in operating activities for the nine months ended September 30, 1999 was approximately $47.0 million, primarily attributable to our net loss of $64.6 million, increases in accounts receivable of $4.3 million, increases in prepaid expenses and other assets of 2.1 million, and a reduction in reserves and liabilities related to restructuring of $5.5 million. These uses of cash were partially offset by depreciation and amortization expense of $6.4 million, a decrease in merchandise inventory of $4.6 million and increases in accounts payable, accrued expenses and deferred revenue of $13.0 million, $2.5 million and $2.2 million, respectively.

Investing Activities. Net cash provided by investing activities of $7.2 million for the nine months ended September 30, 2000 resulted from net proceeds from the sale of short term marketable securities of $8.5 million, proceeds from the sale of 51.5% of our interest in Onsale Japan K.K. of $2.6 million and proceeds from collection of our final payment from the sale of Elekom offset by an investment of $4.5 million in property and equipment. Net cash used by investing activities of $10.7 million for the nine months ended September 30, 1999 primarily reflects our net proceeds from the sale of short-term marketable securities of $387,000 offset by investments of $11.1 million in property and equipment, principally related to the upgrading of the Website software platforms and related hardware.

Cash, Cash Equivalents and Commitments

Cash and Cash Equivalents. As of September 30, 2000 we had approximately $34.3 million of cash and cash equivalents and $9.5 million of short-term available-for-sale investments.

Commitments. As of September 30, 2000 our principal commitments were as follows:

  Obligations of approximately $7.7 million, or approximately $235,000 per month, under operating leases for our corporate offices and warehouses and obligations of approximately $216,000, or approximately $26,000 per month, under additional operating leases (as well as obligations of approximately $1.7 million related to retail store leases which were closed by Old Egghead, and have been fully provided for).

  We have no material commitments for capital expenditures, but we anticipate purchasing approximately $2.2 million of property and equipment during the remainder of 2000, primarily for computer and office equipment and software.

  We have agreements for online advertising which allow us to appear on specific web sites with links to our web site. These agreements require future payments of up to approximately $3.1 million and incremental fees under certain circumstances based on the volume of traffic to our web site. These agreements expire at various times through December 2000.

  We had $1.0 million of restricted cash, which primarily represented collateral for the lease of our Vancouver, Washington office.

  We issued Softbank Corporation an unsecured note for $2.0 million in connection with our initial investment in Onsale Japan K.K. The principal and accrued interest thereon is due upon the earlier of the closing date of an initial public offering of the joint venture or December 2002, with interest accruing at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan (1.5% as of September 30, 2000). This note has no right of offset against our investment in the joint venture.

Old Egghead offered credit to some of its business customers. We began offering credit to business customers on our site in the fourth quarter of 1999, and may require additional cash to support the anticipated growth in accounts receivable. We expect to experience quarterly net losses through most of 2001, and thus we will need to finance our inventory, accounts receivable, capital expenditures and some portion of our operating expenses from our current cash and cash equivalents balance. We believe that our current cash and cash equivalent balance and other financing opportunities will meet our anticipated cash needs for working capital expenditures for the next 12 months. However, we anticipate seeking additional financing within the next twelve months, even if our financial resources prove to be adequate to meet presently anticipated business requirements. The trading price of our common stock makes it more difficult for us to obtain financing through the issuance of equity or debt securities. Therefore, additional financing may not be available on terms favorable to us, or may not be available to us at all. If we are able to obtain financing, the sale of additional equity or debt securities will result in additional dilution to our common stockholders. Additionally, we could issue securities that have rights senior to the rights of common stockholders.

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

In July and September 2000, consensus was reached by the Emerging Issues Task Force regarding Issue 00-10, Accounting for Shipping and Handling Fees ("EITF 00-10"). EITF 00-10 requires companies to report all shipping and handling revenue received from a customer as revenue. In previous quarters, the Company reported certain shipping revenue as a reduction of shipping cost in cost of sales. In order to comply with EITF 00-10, the Company has reclassified shipping revenue previously recorded in cost of sales to online revenue. This reclassification results in an increase in online and net revenue, no change in gross profit dollars, and a slight decrease in gross profit margin. This reclassification results in the following online revenue, total revenue and gross margins for the 2000 and 1999 quarters:
	Year 2000 Quarters Ended			Year 1999 Quarters Ended
	Sept. 30	June 30	March 30	Dec. 31	Sept. 30	June 30	March 31
Revenue
Online	101,836	125,688	147,375	150,048	139,801	124,780	114,946
Total revenue	105,425	129,750	152,049	153,213	142,551	128,109	117,335

Margin
Online margin	6.8%	3.7%	2.8%	1.9%	2.3%	1.6%	7.0%
Total margin	10.0%	6.8%	5.8%	3.9%	4.2%	4.1%	8.9%

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

Based on historical financial statements adjusted to reflect the pooling of our results with those of Old Egghead, we have incurred net losses since 1995. As of September 30, 2000, we had a combined net accumulated deficit of approximately $321.2 million. We expect to experience quarterly net losses into 2001, due primarily to the following factors:

    competitive pricing pressures, which we expect to continue to negatively affect sales or gross margins;
    spending on our infrastructure.

We may seek additional financing and may not be able to secure it.

We anticipate seeking additional financing within the next 12 months. The trading price of our common stock makes it more difficult for us to obtain financing through the issuance of equity or debt securities. Therefore, this form of financing may not be available on terms favorable to us, or may not be available at all. Other financing, including vendor financing, may become more difficult to obtain on terms favorable to us, or may not be available to us at all due to our financial position and continuing losses. If we are able to obtain financing, the sale of additional equity or debt securities will result in additional dilution to our common stockholders. Additionally, we could issue securities that have rights senior to the rights of common stockholders.

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
    decreases in revenues as we phase out sales of unprofitable products and sales formats;
    the availability and pricing of merchandise from our vendors;
    our ability to manage our inventory mix and the mix of products offered for auction, and take other actions to maintain customer satisfaction;
    seasonal fluctuations in buying patterns of new and reconditioned merchandise and in the availability of reconditioned merchandise;
    pricing competition;
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

If new business account managers fail to generate enough revenue our operating results will be harmed.

We have and will continue to use marketing funds to hire personnel to further develop our business account management team. This represents an important shift in our business strategy, and we do not know whether this strategy will be successful. Newly-hired business account managers will require time to learn our business, and once they become assimilated into our organization we do not know whether they will be able to generate revenues at the same rate as our existing business account managers. As we increase our business account management team, we may suffer from inefficiencies arising from the growth of the sales force or for other reasons. If new business account managers fail to generate enough revenue, our operating results will be harmed.

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

In particular, we recently announced that we are shifting our business focus towards direct marketing of our existing registered business customers through telemarketing and e-mail. If this strategy is not successful, our operating results will be harmed.

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

Our planned relocation of portions of our operations may disrupt out business.

We intend to relocate some of our operations, including our engineering, technical operations, accounts payable, loss prevention and inventory accounting functions from Menlo Park, California to Vancouver, Washington. This move may disrupt our business if not completed in a timely manner. This relocation will involve the hiring of new personnel. The relocated operations may be disrupted as we attempt to hire qualified personnel and as new personnel become integrated into our company. During this period, we may not be able to react to technical problems with our web site as quickly as in the past, which could lead to web site downtime and decreased sales. In addition, we may face other challenges inherent in relocations, such as the need for the relocated functions to operate seamlessly with other functions located at our headquarters. We may not achieve the savings that we expect from this relocation due to the factors described above, or due to other unforeseen factors.

Our future success depends on our ability to attract, retain and motivate highly skilled employees.

Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the Internet industry is intense, particularly in the Silicon Valley where a portion of our operations and our corporate office are located. Due to the recent decline in the trading price of our common stock, we face challenges in attracting and retaining employees. Additionally, the exercise price of a significant portion of our equity awards such as stock options may be higher than the current trading price of our stock, and such stock options may not retain the incentive effect intended at the time of issuance. We may issue additional equity awards from time to time to retain employees and this may dilute existing shareholders. We may be unable to attract, assimilate or retain other highly qualified employees in the future.

In particular, our future performance depends upon contributions from members of our senior management, particularly Jeff Sheahan, our Chief Executive Officer and President, and other key personnel. Most of our key personnel do not have long-term employment agreements. If one or more of our key personnel leaves us or joins a competitor, our business could be harmed. Furthermore, certain key employees possess marketing, technical and other expertise that is important to the operations of our business, and if these employees leave, we may not be able to replace them with employees possessing comparable skills.

In connection with our strategy to focus on direct marketing, we intend to increase the size of our sales staff in the near future. We may not be able to hire enough qualified personnel to meet our hiring goals due to several factors, including the recent decline in and volatility of our stock price.

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

Supply. We rely on vendors to supply us with merchandise. For the three months ended September 30, 2000, purchases from Tech Data, a distributor of computers and related products, accounted for approximately 38% of our aggregate merchandise purchases. We have no long-term contracts or arrangements with our vendors that guarantee the availability of merchandise. We may not be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We cannot assure you that our current vendors will continue to supply merchandise or that we will be able to establish new vendor relationships that will ensure that merchandise will be available.

Customer service--shipping and quality of products (returns). We rely on some of our vendors to ship merchandise directly to customers. Consequently, we have limited control over the goods shipped by these vendors, and shipments of goods may be subject to delays and shipment errors. These delays, or similar problems, may lead regulatory officials to seek sanctions against us, which may involve monetary fines or injunctive relief, including the possibility that we could be enjoined from selling products until we have improved out system for tracking and ensuring timely delivery of goods sold through our web site. In addition, we may accept returns from customers for which we will not receive reimbursements from manufacturers or vendors. If the quality of service provided by such vendors falls below a satisfactory standard or if our level of returns exceeds expectations, this could harm our business.

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
    Payment processing. We rely on one or two processors of credit card transactions. If computer systems failures or other problems were to prevent them from processing our credit card transactions, we would experience delays and business disruptions; and
    Shipping. We use one or two primary delivery services to ship our products. Our business would suffer if labor problems or other causes prevented these or any other major carriers from delivering our products for significant time periods. Delays in shipping may subject us to regulatory agencies seeking monetary fines or injunctive relief.

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

Products liability and consumer protection. Our sale of products through our web sites subjects us to federal and state consumer protection laws, and could subject us to product liability claims. States and other jurisdictions may interpret their products liability or consumer protection laws to apply to Internet commerce providers such as us that enter into transactions with their residents. While we carry liability insurance, this may not be adequate to compensate for substantial claims, and these claims, or changes to our business practices that are required by or penalties resulting from such laws, could have a harmful effect on our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long term debt. We do not use derivative financial instruments in our investment portfolio. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. All of our cash equivalents and short-term investments, consisting principally of commercial paper, debt securities and governmental securities, are classified as available-for-sale as of September 30, 2000. We do not expect any material loss with respect to our investment portfolio.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio.

(In thousands, except interest rates)

                              2001         2000
                             --------   ---------
Cash Equivalents                -       $ 32,073
   Fixed Interest Rate                      6.55%

Investments                 $ 9,533          -
   Fixed Interest Rate         6.40%

We also have market risk related to our long-term debt obligation, which matures in 2002. The principal amount of this obligation is $2.0 million and has a variable rate of interest which is equal to the prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan. At September 30, 2000 this prime rate was 1.5%.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

  The following exhibits are being filed as part of this report:
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.01	Draw Down Notice dated July 18, 2000 between the	8-K	-----	99.01	07/20/00
Registrant and Acqua Wellington North American Equities
Fund, Ltd.

27.01	Financial Data Schedules					X

  Reports on Form 8-K

On July 20, 2000, we filed a current report on form 8-K under Item 5 announcing that we sold approximately 2.0 million shares of our common stock to Acqua Wellington.

On August 28, 2000, we filed a current report on form 8-K under Item 4 announcing that we had released PriceWaterhouseCoopers LLP and engaged Deloitte & Touche LLP as our independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EGGHEAD.COM, INC.

Date: November 14, 2000 By: /s/ John E. Labbett

John E. Labbett

Executive Vice President and Chief Financial Officer

(Duly authorized officer and principal financial officer)

EXHIBIT INDEX
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.01	Draw Down Notice dated July 18, 2000 between the	8-K	-----	99.01	07/20/00
Registrant and Acqua Wellington North American Equities
Fund, Ltd.

27.01	Financial Data Schedules					X