Form 10-K
period 2000-12-31
EGGHEAD COM INC/DE
filed 2001-04-02
CIK 1026506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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
(Title of Class)

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

As of March 15, 2001
Aggregate market value of the voting and nonvoting common equity held by held by non-affiliates of the Registrant, based on the closing bid price of such stock	$29,515,866
Number of shares of Common Stock outstanding	42,932,169

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Part III of this report. Only those portions of the proxy statement which are specifically incorporated by reference into this report shall be deemed to be filed with or incorporated by reference into this report.

EGGHEAD.COM, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

PART I

Item 1. Business.

Corporate History

We were incorporated in July 1994 as Onsale, Inc. and began auctioning products on the Internet in May 1995. In November 1999, we acquired Egghead.com, Inc. ("Old Egghead") and changed our name to Egghead.com, Inc. We integrated Old Egghead's operations with our operations in November 1999.

From our inception in 1995 to early 1999, we sold primarily excess, refurbished and closeout merchandise over our web site through our online auctions. In early 1999, we expanded our online offerings to include new merchandise at fixed prices through new web site stores organized around different product categories. In November 1999, we acquired Old Egghead and merged our retail and auction operations. During these periods, we targeted both the consumer markets and business markets, and relied on our web site and mass media promotional activities to acquire customers. In July 2000, we redefined our strategy to market primarily to small to medium businesses by employing traditional direct marketing techniques, including telemarketing and targeted e- mail, to complement our web site operations. We formed our business account management team during 2000 to implement this strategy.

Each day, over a hundred thousand visitors come to our web site, with approximately two million unique people visiting the site each month. By the end of 2000, we had approximately 3.8 million people registered to bid or buy, and approximately 172,000 new registrants and 248,000 unique buyers in the fourth quarter of 2000.

Business Overview

We are an Internet-based direct marketer specializing in technology and related products and services for the office and home. Our target customers are primarily small and medium businesses, as well as consumers. Through our web site, we offer a wide assortment of new, excess and closeout products, as well as business services, both at fixed prices and through our live online auctions. In addition, our new business account management team markets directly to business customers via telephone and targeted e-mails.

We offer our customers the following benefits:

Online and Offline Service and Support. Our business account management team, which currently consists of over 150 representatives, provides account and sales assistance via telephone and e-mail to our business customers to complement the online shopping experience that we provide with our web site. Business account managers make initial contact with select business prospects, assist these prospective customers with registration, offer our credit services, and provide ongoing sales support to our customers. In addition, through our on-line Business Solutions Center, we offer leasing, extended warranties, government and education support, software licensing, on-line training and a broad offering of business services to complement the merchandise that we offer on our web site.

Compelling Merchandise Offering of Over 75,000 Items. We carry a broad assortment of technology products, office products and business services, provided primarily by name brand manufacturers and service providers. Most of these offerings are targeted to meet the needs of the small and medium sized business market. We also target the consumer market with an assortment of consumer electronics, sporting goods, vacation packages and other consumer products.

Value Pricing. We seek to maintain competitive pricing for our technology products and office products by utilizing our distribution partners to provide fulfillment services for a substantial portion of our sales. This pricing strategy, combined with our auctions and our excess and closeout merchandise, provides our customers with many opportunities to obtain great values.

Efficient Web Based Purchasing. With our web site's navigation and search capabilities, and product descriptions and comparisons, we help our customers locate desired products and services. Once they make their selections, our web site's user friendly and efficient checkout process allows customers to purchase quickly. Our web site enables customers to browse merchandise, and place orders and bids, 24 hours a day, 7 days a week.

Automated Sales Process and Personalized Customer Service

We have automated many aspects of our sales and auction process to provide a more efficient buying experience for our customers. We believe that this automation will lead to a more efficient and scaleable business, with lower transaction costs relative to traditional retailing.

We believe that customers demand personalized customer service as part of the online experience, and we are attempting to address this need both through automation and through our new business account management team. Members of our business account management team are assigned to larger business customers to help them establish an account with us and purchase products. We have automated some customer support and service functions, and we are actively working to enhance our customer support and service operations through measures such as improved customer reporting systems. We have a software system that allows customers to use our web site to track the shipment of their purchases. In addition, we employ a staff of full-time customer support and service personnel who are responsible for handling customer inquiries, answering customer questions about the bidding process, tracking shipments, investigating problems with merchandise and acting as liaisons between our customers and our vendors.

A typical customer purchase might involve the following combination of automated processes and personalized customer service:

  Registration - customers complete a registration form on our web site to register to purchase products from our fixed price web sites and over our online auctions. Our business account management team may assist business customers with this registration.
  Customer assistance - businesses that qualify are assigned a business account manager to assist in opening an account, establishing credit and ordering products.
  Completion of the bid or order - customers receive e-mail notice of status changes to their bids, as well as order confirmation. Credit card authorizations are executed electronically once a bid or order is finalized.
  Transporting products - our automated processes transmit orders either directly to suppliers for shipment or to our warehouse for fulfillment.
  Customer service - our online customer service center allows customers to check the status of their orders, 24-hours a day, seven days a week.

To purchase fixed price merchandise, customers first complete a registration form on our web site or with the assistance of a business account manager. Once registered, customers select an item for purchase, and our system charges the customer's credit card or account and transmits the order to our distribution partner or the vendor for shipment, or to our warehouse for fulfillment. Each day we download current price and availability information and update our web site.

To bid on our online auctions, customers also first register on our web site. Registered customers can bid and buy at any time during an open auction. As bids are received, our web pages are instantly updated to display the current high bidders' initials, city, state and an optional comment to personalize the bidding. Customers are notified by e-mail when they are outbid and can then respond through our web site to increase the bid. In addition, customers can monitor their bid status on our web site. Once an auction closes the highest bidders win the available inventory at their actual bid prices. Our integrated auction software automatically informs the winning bidders by e-mail, creates an order and transmits the order to the vendor for shipment or to our warehouse for fulfillment.

Most of the merchandise that we sell through our fixed price and auction formats is owned either by us or our distribution partners. We also sell merchandise on consignment and through agency transactions. See "Merchandise Acquisition and Vendor Relationships." For owned, distributor direct and consigned inventory transactions, we charge the customer's credit card, then we or the vendor ship the merchandise to the buyer. For agency transactions, the third-party seller is responsible for collection of bid proceeds and shipment of merchandise.

Merchandise and Web Site Stores

Our technology and business products and services are primarily targeted towards the small to medium business market. We also continue to offer value priced technology products, consumer electronics, sporting goods and travel packages to the consumer market. In order to serve both of these markets efficiently, we have organized our web site into the following groups:

New Goods (Hardware, Software, Networking, Accessories, Office, Electronics) We carry over 75,000 new, current-version technology, software, electronics and business products at competitive prices. We update our merchandise continually so that we may offer the latest products at competitive prices. Our computer products include desktops, notebooks, servers, peripherals, networking and accessories. Our office products include supplies, paper, furniture, business machines and other office essentials. Depending upon the product, merchandise is either shipped directly to the customer from one of our distribution partners or shipped from our warehouse. We also offer a variety of business services, including leasing and extended warranties, software licensing, DSL Internet access service and on-line training. These services are typically fulfilled directly by the service provider.

Clearance Center

The Clearance Center carries hundreds of products from major technology and business product categories, including hardware, software, networking, business machines and electronics. This value priced merchandise is typically excess or closeout and enables cost conscious customers to obtain products at discount prices. This merchandise typically comes with a minimum 90-day warranty.

After Work Store

Through our After Work Store, we currently offer primarily excess and closeout merchandise, including consumer electronics, vacation packages, sports and fitness equipment, jewelry, gourmet foods, tools and hardware and general gift ideas. These products typically are sold with a warranty and are shipped directly from our vendor's warehouses.

Auctions

Our customers can bid on a variety of products, ranging from high-end computer servers to vacation packages. Our highly trafficked web site allows for thousands of simultaneous 24-hour auctions. These products can be new, excess or closeout, and typically carry a warranty. We target our auctions to appeal to cost conscious small and medium business customers as well as our consumer traffic.

Merchandise Acquisition and Vendor Relationships

We obtain merchandise directly from computer, electronics and sporting goods manufacturers and indirectly through distributors and other vendors. Since merchandise availability is unpredictable, strong vendor relationships are critical to our success. Our buying staff maintains frequent, and in some cases daily, contact with our vendors to learn when new merchandise becomes available. We obtain merchandise for sale on our web site through purchase or consignment, or through agency transactions. See "Factors that May Affect Future Operating Results - We face risks associated with purchasing and carrying our own inventory."

The new merchandise that we sell, including current-version computers and related products and business supplies, is supplied primarily by our four largest distribution partners: Tech Data Corporation, Ingram Micro Inc., New Age Electronics Inc. and United Stationers Inc. These vendors accounted for approximately 41% of our revenue in 2000 and 33% of our revenue in 1999.

Tech Data is our largest vendor, accounting for approximately 36% of our merchandise in 2000 and 24% in 1999. We have operated under contract with Tech Data since January 1999, and this contract expired in January 2001. We are currently negotiating an additional one year extension of this contract, and we expect the terms of this agreement to remain largely unchanged for 2001. If we are unable to agree to an extension of this contract with favorable terms, our business may be harmed because we may not be able to find an alternative supplier of products at competitive prices quickly, or at all.

We have direct relationships with major manufacturers; for example, we are authorized to distribute products from IBM, Compaq, Hewlett Packard, Sony, Kodak and many others. We purchase most of the current-version computers and related products and business supplies through our distribution partners. Several technology and consumer electronics manufacturers choose to sell directly to us.

For our Clearance Center, After Work store and auctions, we purchase excess and closeout products directly from name brand manufacturers such as IBM, Compaq and Hewlett Packard and original providers of travel such as Norwegian Cruise Lines, Orient Cruise Lines and Renaissance Cruise Lines. We have also built up a substantial network of brokers and repair organizations that provide us with a steady stream of excess and closeout products. We pre-qualify these suppliers to ensure we purchase only the highest quality merchandise. Most of these products come with warranties, some provided by the original equipment manufacturer, and are generally returnable if defective.

We generally do not have long-term contracts or arrangements with our vendors, and the vendor agreements that we have entered into do not guarantee the availability of merchandise. We cannot assure you that our current vendors will continue to sell merchandise to us or that we will be able to establish new vendor relationships to ensure an adequate supply of this merchandise at competitive prices.

Distributor Direct Sales. We sell merchandise directly through distributors and take title to the merchandise prior to delivery to the customer, charge the customer's credit card and pay the distributor for the merchandise. In these distributor direct sales, we avoid inventory risk, but we are at risk for collection and for physical loss of delivered merchandise. The distributor ships the products to the customer. Distributor direct sales represented approximately 57% and 49% of our revenue in 2000 and 1999, respectively. In the past we included distributor direct sales within our reported purchased sales.

Purchased and Consignment Inventory Sales. We sell merchandise that we purchase from vendors or that we hold on consignment for vendors. When we purchase merchandise, we assume the full inventory and price risk involved in selling it. When we hold merchandise for sale on consignment, we take title to it upon completion of the sale, charge a customer's credit card and pay the vendor for it. With consignment sales, we avoid inventory risk but bear collection risk and risk of physical loss of delivered inventory and warehoused inventory, as well as risk of customer returns. We ship the purchased products to our customers. Together, purchased and consignment inventory sales represented approximately 37% and 49% of our revenue in 2000 and 1999, respectively.

Agency Sales Transactions. We also act as a sales agent, helping vendors sell their merchandise. In these agency sales we forward order information to the vendor, who charges the customer's credit card and ships the merchandise. We receive commissions based on the sales price. In agency sales transactions, the vendor retains title to the merchandise and bears the inventory risk, collection risk and customer return risk. The vendors ship the merchandise they sell. Commission and other revenue, which includes the commission on agency sales transactions and advertising sales accounted for approximately 6% and 2% of our revenue in 2000 and 1999, respectively.

Merchandise Shipping and Returns

The purchased inventory orders which constituted approximately 31% of our sales in 2000, are shipped from our own distribution facility which operates out of rented warehouse space in Vancouver, WA. Prior to August 2000, order fulfillment and shipping of purchased inventory product was done by both our Vancouver distribution facility and a third party logistics company, Gage Marketing Group. To reduce ongoing warehouse and distribution costs and improve our competitiveness, we terminated the Gage agreement in August 2000 and consolidated all our purchased inventory fulfillment into the Vancouver center.

For our non-purchased inventory sales, we rely on many distribution and vendor partners to process and ship merchandise to our customers. We utilize both Electronic Data Interchange and Internet based connectivity to monitor and audit the shipping processes of our partners and to provide that information to our customers using our web site. Nevertheless, we have limited control over the shipping procedures of our distribution partners and vendors, and shipments by them have often been subject to delays. See "Factors That May Affect Future Operating Results - We rely on merchandise vendors for supply and shipping of products."

Most merchandise that we sell carries a warranty supplied by either the manufacturer or the vendor. Our largest distribution direct partner, Tech Data, offers return privileges for most items, and we pass on those return rights to our customers, who are provided with return authorizations when requested. Those items are then sent directly back to our distribution partner for processing and crediting. Although we are not obligated to accept merchandise returns for those products that we do not have return rights, we have in fact accepted returns from customers for such items on a case by case basis.

Customer Acquisition and Marketing

We redefined our strategy in 2000 to target small and medium size business customers and to decrease our marketing to consumers. Our goal is to acquire customers through direct marketing targeted at this market, and we have dramatically reduced our mass marketing efforts. To execute on this strategy, we have formed a new business account management group consisting of approximately 150 sales representatives who develop new small and medium size business customer prospects and service the needs of our existing business customers. Therefore, our customer acquisition and marketing strategy consists of the following mix of targeted and general media and promotional activities:

Outbound Telemarketing. We target existing customers and prospects with our business account management team that develops these prospects through telephonic sales calls.

Customer Electronic Mail Broadcasts. We actively market to our base of customers through e-mail broadcasts. Buyers and bidders are added to our electronic mailing list upon request.

Direct Mail Offerings. We target existing customers and prospects and develop targeted direct mail campaigns to develop these prospects.

Public Relations Campaign. Our corporate communications team engages in an ongoing public relations campaign which has resulted in the company being included in numerous newspaper and magazine articles and on several radio programs.

Print Advertising. We run advertisements in select print publications.

Electronic News Feeds. We transmit our current merchandise price and availability information to other Internet sites, including price comparison web sites and web portal sites. Prospective customers may then view this information and click through directly to our merchandise pages.

Cooperative Advertising Funds and Advertising Sales

We receive marketing support in the form of market development funding, from some of our vendors and suppliers. This revenue, is an integral part of our sales and margin strategy. Typically called cooperative advertising or market development funds, these programs support the advertising of vendors' products on our web site. This advertising may be in the form of a virtual vendor store on our web site, preferred product placement, or other advertising as requested by the vendor.

We also sell banner and other promotional advertising on our web site. We sell ad space to manufacturers whose merchandise we sell on our web site, credit card issuers, financial service providers and others. We use an advertising agency and a dedicated in-house sales team to sell our advertising space.

Technology and Operations

We currently use a combination of proprietary technology and commercially available licensed technology to execute sales and conduct auctions. We plan to shift toward the licensing of more commercially available solutions instead of purchasing custom-made solutions or internally developing these solutions. We believe that this strategy enables us to lower our operating costs and to respond to changing demands due to growth and technological shifts.

Key components of our software include the following:

Sales Management Applications. These applications manage sales and auctions, update merchandise web pages to show product images, price, inventory availability, and currently winning bidders and send a variety of e-mail messages to customers informing them of order and auction status.

E-Commerce Engine. We use this set of applications to receive and validate orders and bids, enter requests to place the customer on our mailing list, list currently active and recent winning and losing bids, and review and submit customer service requests.

Order Processing Applications. These applications charge customer credit cards or accounts, print order information, transmit order information electronically to our distribution partners, vendors or our warehouse, process shipping information received from our distribution partners, vendors or our warehouse, and send transaction information to our accounting system.

We are developing a new e-commerce engine and configuring and customizing a new commercially available software package to replace our existing sales management applications, e-commerce engine and order processing applications. In addition, we have recently licensed and intend to implement a new hosted online auction software system. We intend to enhance the features and functionality of our existing software components, develop new software components and integrate off-the-shelf components into our proprietary software.

Our web site operations staff consists of systems administrators who manage, monitor and operate our web site. This staff is charged with maintaining the reliability of our web site, and we feel that it is critical to our business to prevent service interruptions and to maintain the responsiveness of our web site. We use Internet service providers to provide connectivity to the Internet, Internet traffic and data routing services and e-mail services. We intend to relocate our web site operations from Menlo Park, California to Vancouver, Washington during 2001. See "Factors that May Affect Future Operating Results - Our online commerce systems are vulnerable to interruption."

Competition

Competition in our industry is intense. We believe that the principal competitive factors in our electronic retailing market include price and availability of popular merchandise, customer service, the ability to attract new customers at lower customer acquisition costs, the ability to secure merchandise for sale at favorable terms, available financing and the reliability of the retail web site. Our redefined strategy has resulted in an increase in the number of potential competitors. These competitors include:

  online computer and business services retailers such as Buy.com and Cyberian Outpost;
  Internet auction houses such as uBid;
  manufacturer and Partner direct sales such as IBM, HP, Dell Computers and Gateway Computers;
  computer resellers and direct marketers such as Micro Warehouse and PC Connection;
  storefront technology products retailers, such as CompUSA and Best Buy; and
  other companies that offer merchandise similar to ours through physical auctions and with which we compete for sources of supply.

Current and potential competitors have established or may establish cooperative relationships among themselves or with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, it is possible that new competitors or alliances among competitors and vendors may emerge and rapidly acquire market share. In addition, manufacturers might elect to sell or liquidate their products directly to customers. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could seriously harm our business. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to secure merchandise from vendors on more favorable terms, and they may be able to respond more quickly than we can to changes in customer preferences, or to devote greater resources than us to development, promotion and sale of their merchandise.

Intellectual Property and Other Proprietary Rights

We rely on a variety of technologies that we license from third parties, including our database and Internet server software, which we use in our web site to perform key functions. For example, we recently licensed and intend to implement a new hosted online auction software system. We cannot assure you that these third party technology licenses will continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new development until equivalent technology could be identified, licensed or developed, and integrated. Any such delays could seriously harm our business.

We believe our proprietary technology is also a significant factor in our performance and ability to compete. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to establish and protect our proprietary rights. During 2000, we were granted one U.S. patent. We now have two issued U.S. patents and two pending U.S. patent applications. We have registered many trademarks, including Egghead, Egghead.com, Onsale, Yankee Auction, Bidwatch, and Steals and Deals as trademarks in the United States, and we claim trademark rights in a number of other marks. We currently hold various web domain names relating to our brand, including the "Egghead.com" domain name. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. We may at any time elect to abandon our patents, patent applications, trademarks and trademark applications. Abandoning any of these rights may result in a loss of protection or commercial advantage that may be available to us. In addition, we cannot assure you that the patent or trademark rights granted to us will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

We have received notices, and may in the future receive additional notices, from third parties claiming infringement by our software or other aspects of our business. While no infringement claim has been asserted against us in court, any future infringement claim, with or without merit, could result in significant litigation costs and diversion of our management and other resources and could require us to enter into royalty and licensing agreements, either or both of which could seriously harm our business. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all. In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether it is successful or not, could result in substantial costs and diversion of resources and could seriously harm our business.

In addition, we cannot assure you that we can prevent third parties from challenging our rights to our patents, trademarks, domain names, software and licenses. Our loss of or inability to protect these rights may impede our ability to operate, possibly lead to customer confusion, decrease the value of our proprietary rights, subject us to litigation costs and divert our management and other resources.

Employees

As of March 15, 2001, we had 653 employees. We also employ independent contractors for software development, accounting services, artistic design, customer service and business sales. In March 2001, we announced a reduction in force of 56 full-time regular employees and 21 temporary workers and contractors, or about 12% of our workforce at the time. This reduction in force will take effect in early April 2001. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our ability to retain qualified personnel. See "Factors that May Affect Future Operating Results - Our future success depends on our ability to retain and motivate highly skilled employees."

 Item 2. Properties.

Our executive offices are located in an office building in Menlo Park, California, consisting of approximately 50,000 square feet, under a lease which expires in November 2002. Our other primary properties include an office building in Vancouver, Washington consisting of approximately 45,000 square feet, a converted industrial complex in Vancouver, Washington consisting of approximately 70,000 square feet which houses our account management team, and a warehouse located in Vancouver, Washington consisting of approximately 100,000 square feet, under leases that expire at various times from November 2002 to June 2004. We also own a commercial building consisting of approximately 24,000 square feet and 11.3 acres of land in Kalispell, Montana. We have no remaining carrying value in this asset. We believe that we have adequate space for our current needs.

Item 3. Legal Proceedings.

In connection with its investigation of the shipping and return practices of several e-commerce companies, in December 2000, the Federal Trade Commission informed us that it believed we had violated the FTC's Mail and Telephone Order Rules and proposed that we enter into a consent decree. The FTC alleges that we solicited orders for products when we did not have a reasonable basis to expect that we could timely ship those products, that we failed to notify customers about delayed shipments adequately, and that we failed to offer customers appropriate options to remedy delayed shipments.  The consent decree proposed by the FTC would require us to pay a fine and to adopt new systems and procedures regarding our shipping practices, many of which we are implementing voluntarily. We are currently negotiating a settlement of the FTC's claims and a proposed consent decree. The FTC had not filed any formal action as of the date of this report, and in the event that it does, we intend to defend ourselves vigorously.

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

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

Market Information. Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol "EGGS". The following table sets forth, on a per share basis, the high and low sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 31, 1999:
First Quarter	$ 60.59	$ 31.00
Second Quarter	$ 39.25	$ 15.25
Third Quarter	$ 26.25	$ 12.81
Fourth Quarter	$ 27.81	$ 11.31
Fiscal Year Ended December 31, 2000:
First Quarter	$ 18.25	$ 6.75
Second Quarter	$ 7.63	$ 2.25
Third Quarter	$ 4.19	$ 2.06
Fourth Quarter	$ 2.88	$ 0.50

Holders. As of March 15, 2001, the number of holders of record of our common stock was 1,360. However, because brokers and other institutions hold many shares on behalf of our stockholders, the total number of beneficial holders is greater than that represented by these record holders.

Dividend Policy. We have not paid any cash dividends on our capital stock to date. We currently anticipate that we will retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities. We did not sell any of our securities during 2000 which were not registered under the Securities Act.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." This selected financial data does not include discontinued operations of Old Egghead. Historical results are not necessarily indicative of future results.

	Years ended December 31, (1)
	2000	1999	1998	1997	1996
	(amounts in thousands, except per share data)
Statement of Operations Data:
Revenue:
Online revenue	$ 462,711	$ 529,575	$ 376,628	$ 154,939	$ 14,893
Retail revenue	-	-	-	231,724	358,786
Commission and other revenue	16,137	11,633	3,981	4,602	2,217
Total revenue	478,848	541,208	380,609	391,265	375,896

Gross profit:
Online revenue	21,111	15,994	32,405	18,382	1,627
Retail revenue	-	-	-	26,565	55,694
Commission and other revenue	16,137	11,633	3,981	4,602	2,217
Total gross profit	37,248	27,627	36,386	49,549	59,538

Operating expenses:
Sales and marketing	69,757	101,753	62,272	64,920	66,355
General and administrative	19,807	22,017	18,783	17,262	15,587
Engineering	14,500	15,521	11,821	7,700	9,534
Amortization of goodwill	-	1,534	1,708	1,009	-
Merger costs	763	52,215	-	-	-
Restructuring and impairment costs	-	(2,735)	-	19,500	15,597
Total operating expenses	104,827	190,305	94,584	110,391	107,073
Loss from operations	(67,579)	(162,678)	(58,198)	(60,842)	(47,535)
Equity in net loss of joint venture	(571)	(1,001)	(200)	-	-
Interest and other income, net	5,950	8,750	9,309	3,839	3,766
Loss before income taxes	(62,200)	(154,929)	(49,089)	(57,003)	(43,769)
Provision for income taxes	-	-	-	-	4,831
Loss from operations	$ (62,000)	$ (154,929)	$ (49,089)	$ (57,003)	$ (48,600)
Net loss	$ (62,200)	$ (154,929)	$ (49,089)	$ (52,703)	$ (39,279)

Net loss per share (2):
Basic and diluted	$ (1.53)	$ (4.29)	$ (1.50)	$ (1.91)	$ (1.78)
Weighted average common shares outstanding for purposes of computing (2): Basic and diluted	40,598	36,146	32,834	27,588	22,023

	As of December 31,
	2000	1999	1998	1997	1996
	(amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$ 31,466	$ 70,685	$ 145,475	$ 123,947	$ 86,202
Working capital	7,285	44,704	146,270	109,310	81,289
Total assets	71,969	129,130	245,611	198,295	181,200
Long-term liabilities	2,348	2,046	2,016	-	438
Total stockholders' equity	18,891	53,422	191,508	148,356	102,375

_________________

(1) In November 1999 we acquired Old Egghead and changed our name to Egghead.com, Inc.The acquisition of Old Egghead was accounted for as a pooling of interests. Accordingly, our financial statements have been restated to reflect our financial position and results of operations as if Old Egghead was our wholly-owned subsidiary for the years ended December 31, 1999, 1998, 1997 and 1996. Old Egghead used a 52/53 week fiscal year that ended on the Saturday nearest March 31; for convenience, these fiscal years are referred to as "March 31." The selected financial data combine the financial position of Old Egghead as of March 31, 1999, 1998 and 1997 with our financial position as December 31, 1998, 1997 and 1996, respectively. Old Egghead's results of operations from January 1, 1999 through acquisition date and the fiscal years ended March 31, 1999, 1998 and 1997 are combined with our historical results of operations for the four years ended December 31, 1999, 1998, 1997 and 1996, respectively. The operations of Old Egghead for the three-month period ended March 31, 1999, resulting in net sales and a net loss of $42.3 and $12.8 million, respectively, have been included in the results of operations for the years ended December 31, 1999 and 1998.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute net loss per share.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements within the meaning of the Securities Act and the Exchange Act. These statements typically refer to future events or financial results, including statements in the future tense and statements indicating that "we believe," "we expect," "we anticipate" or "we intend" certain events may occur or certain trends may continue, that involve risks and uncertainties. For example, these forward-looking statements include our expectations about future levels of revenues and expenses. Although these statements reflect the current judgment of our management, we can only base such statements on facts and factors that we currently know. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause those differences include those set forth under "Factors That May Affect Future Operating Results."

Company Overview

We were incorporated in July 1994 as Onsale, Inc. and began auctioning products on the Internet in May 1995. For the period from July 1994 to December 31, 1995, our operating activities consisted primarily of recruiting personnel, purchasing operating assets, establishing vendor relationships and developing the computer infrastructure necessary to conduct live auctions on the Internet. During that period, we had total revenue of $140,000. We achieved profitability in the first quarter of 1996 and we increased our total revenue and net income in each quarter of 1996. In early 1997, we expanded our operations and increased our staffing and marketing efforts, which resulted in higher operating expenses and net losses in 1997, 1998 and 1999. In January 1999 we introduced our Onsale atCost program, under which we sold computers and computer-related products at prices equal to the amount invoiced by our vendors, plus charges for transaction, payment processing and shipping fees, and taxes where appropriate. In November 1999, we acquired Egghead.com, Inc. ("Old Egghead"). In connection with that merger we changed our name to Egghead.com, Inc. In 2000 our revenues, operating expenses and net losses declined as we eliminated unprofitable sales, increased margin and eliminated duplicate costs.

The acquisition of Old Egghead was accounted for as a pooling of interests. Accordingly, our financial statements have been restated to reflect our financial position as of December 31, 1999 and results of operations for the years ended December 31, 1999 and 1998 as if Old Egghead was our wholly-owned subsidiary. Old Egghead used a 52/53 week fiscal year that ended on the Saturday nearest March 31. For convenience, these fiscal years are referred to as "March 31." Old Egghead's results of operations from January 1, 1999 through the acquisition date and the fiscal year ended March 31, 1999 are combined with our historical results of operations for the years ended December 31, 1999 and 1998. The operations of Old Egghead for the three month period ended March 31, 1999, resulting in net sales and a net loss of $42.3 million and $12.8 million, respectively, was included in the consolidated statements of operations for the years ended December 31, 1999 and 1998. Accordingly, the net loss of $12.8 million for the three month period ended March 31, 1999 is reflected as an adjustment to accumulated deficit in 1999.

The following discussion relates to the consolidated financial statements of the combined company.

Results of Operations

The following table presents our results of operations for the three years ended December 31, 2000, in absolute dollars and as a percentage of total revenue, or in the case of gross profit, as a percentage of online revenue or commission and other revenue, respectively. The operating results in any periods are not necessarily indicative of the results to be expected for any future period.

	Years Ended December 31,
(Dollars in thousands)	2000		1999		1998
	Amount	%	Amount	%	Amount	%
Revenue:
Online	$462,711	96.6	$ 529,575	97.9	$ 376,628	99.0
Commission and other	16,137	3.4	11,633	2.1	3,981	1.0
Total revenue	478,848	100.0	541,208	100.0	389,609	100.0

Gross profit:
Online	21,111	4.6	15,994	3.0	32,405	8.6
Commission and other	16,137	100.0	11,633	100.0	3,981	100.0
Total gross profit	37,248	7.8	27,627	5.1	36,386	9.6

Operating expenses:
Sales and marketing	69,757	14.6	101,753	18.8	62,272	16.4
General and administrative	19,807	4.1	22,017	4.1	18,783	4.9
Engineering	14,500	3.0	15,521	2.9	11,821	3.1
Amortization of goodwill	-	-	1,534	0.3	1,708	0.4
Merger costs	763	0.2	52,215	9.6	-	-
Restructuring and impairment costs	-	-	(2,735)	(0.5)	-	-
Total operating expenses	104,827	21.9	190,305	35.2	94,584	24.9
Loss from operations	(67,579)	(14.1)	(162,678)	(30.1)	(58,198)	(15.3)
Equity in net loss of joint venture	(571)	(0.1)	(1,001)	(0.2)	(200)	(0.1)
Interest and other income, net	5,950	1.2	8,750	1.6	9,309	2.4
Net loss	$(62,200)	(13.0)	$(154,929)	(28.6)	$ (49,089)	(12.9)

Revenue

Our revenue consists of online revenue and commission and other revenue. Online revenue consists of sales of merchandise, services and shipping and handling revenue, net of returns. Commission and other revenue consists of commissions on auction and clearance sales, vendor market development funds and advertising revenue. For a more detailed description of our sources of revenue, the risks that we bear under each revenue model and the revenue recognition for each, see note 1 of the notes to the consolidated financial statements

Revenue fluctuation. Online revenue decreased $66.9 million, or 12.6%, from 1999 to 2000, and increased $152.9 million, or 40.6%, from 1998 to 1999. The decline in revenue from 1999 to 2000 was primarily attributable to the following factors:

  our decision to eliminate unprofitable sales;
  raising prices with the goal of increasing margin;
  reducing advertising spending and re-deployment of a significant portion of our marketing budget to develop our business account management team, which had the effect of reducing sales to consumers; and
  the downturn in the U.S. economy and weakening demand for technology products.

The increase in online revenue from 1998 to 1999 was primarily attributable to the following factors:

  growth of our online customer base due primarily to investments in marketing programs designed to promote and maintain awareness of our brand;
  the opening of our Onsale atCost web site in January 1999;
  increases in the amounts and types of merchandise obtained from vendors for sale through our superstore (fixed price format) and auction web pages;
  increased daily and weekly auctions; and
  the introduction of new auction services such as Quick Buy and Express Auctions.

Commission and other revenue increased from 1998 to 1999 and from 1999 to 2000 primarily due to increased advertising revenue. We expect advertising revenue to decline during 2001 due to softening in demand for online advertising and our shift in business strategy away from the consumer market.

We expect our total revenue during the first quarter of 2001 to be less than our total revenue during the fourth quarter of 2000. Due to current economic slowdown in the U.S. economy, there is increased uncertainty with respect to our expected revenues in upcoming quarters in 2001. We are seeking to increase our product margins and manage our expenses to achieve profitability by the fourth quarter of 2001, rather than seeking to grow revenues without regard to margins. We also expect the average transaction size for customer purchases to increase as we continue to shift our focus towards sales to small and medium size business customers and away from consumers. See "Factors That May Affect Future Operating Results -- Our operating results may fluctuate significantly and may be difficult to predict."

New goods vs. closeout and excess goods. During 2000, revenue from sales of new goods and sales of excess and closeout goods constituted 41% and 58% of our revenue, respectively. During 1999, revenue from sales of new goods and sales of excess goods was 32% and 66% of our revenue, respectively. The increase in the percentage of revenue from the sale of new goods was due primarily to a shift in our focus to sales to small to medium size businesses. We expect the percentage of revenue produced by sales of new goods to increase as we continue to shift our marketing focus towards this market.

Gross Profit

Gross profit is total revenue minus cost of revenue. Cost of online revenue consists of the cost of merchandise sold, inventory reserve adjustments and shipping and handling expense. There is no significant cost of commission and other revenue. Gross margin is gross profit as a percentage of revenue.

Gross margin for online revenue was 4.6%, 3.0% and 8.6%, respectively, for 2000, 1999 and 1998. The increase in gross margin from 1999 to 2000 resulted primarily from raising prices on new and excess and closeout goods sold in fixed price formats, limiting the quantity of auction merchandise available for bid at any one time - which tends to make the price go up, and adding a flat fee shipping charge on new merchandise orders. The decrease in gross margin from 1998 to 1999 reflected a general decrease in selling prices of computers and related merchandise, lower margins associated with auction, clearance and smart deals merchandise and our introduction of the Onsale atCost web site in January 1999,which sales generally produced lower margins than auction and smart deals direct sales. The decrease in margins associated with auction merchandise resulted from our efforts to increase auction sales and market share by increasing the quantities of products available for bid at any one time, which tends to lower final sales prices. Additionally, we conducted an aggressive marketing campaign associated with Onsale atCost sales in which, for most of the second and fourth quarters of 1999, we waived fees charged for transaction processing and shipping. We also offered promotional pricing on specific products to compete with prices offered by our competitors.

We intend to continue our efforts to improve gross margins. However, intense ongoing industry-wide competitive price pressures may compel us to reduce the selling prices on some of our products, which from time to time, could reduce overall gross margins.

Operating Expenses

Our operating expenses as a percentage of revenue, excluding merger and restructuring and impairment costs, were 21.7%, 26.1% and 24.9% for 2000, 1999 and 1998, respectively. In 1999 and 1998 these expenses reflected the cost of operating two separate businesses prior to the merger with Old Egghead and the cost of promoting our brand name. We believe our operating expenses will continue to decline as we cut costs, focus on our strategy of capitalizing on our installed base through our business accounts management group, and implement opportunities to further streamline our business as new technologies come on stream throughout the year.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, customer service, marketing and merchandise acquisition personnel, distribution and credit card processing costs. Sales and marketing expenses as a percentage of revenue were 14.6%, 18.8% and 16.4% for 2000, 1999 and 1998, respectively. The decrease from 1999 to 2000 was primarily attributable to elimination of duplicate costs, efficiencies resulting from our merger with Old Egghead and reductions in advertising costs. The increase from 1998 to 1999 was primarily attributable to increased spending on radio, print and online marketing and advertising programs, including marketing of our Onsale atCost web site. Additionally, we expanded our customer service department during 1999.

We expect sales and marketing expenses to decrease in the future as we employ expense control measures and continue to shift our focus from building brand awareness through mass marketing to marketing directly to small and medium business prospects and our existing registered business customers through telemarketing, direct mail and e-mail.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, bad debt expense, facilities expenses, recruiting and other general corporate expenses. General and administrative expenses as a percentage of revenue were 4.1%, 4.1% and 4.9% for 2000, 1999 and 1998, respectively. As a percentage, general and administrative expenses remained relatively constant from 1999 to 2000 as we eliminated duplicate costs and responded to lower revenues by further controlling expenses. The decrease from 1998 to 1999 was primarily due to controlling expense growth with a higher volume of sales. The 1998 expense reflects increased hiring to support the online business for Old Egghead and Onsale. We expect general and administrative expenses to decline in 2001 due to expense control measures including consolidation of facilities and reductions in force.

Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, enhance, manage, operate and monitor our web site and related systems, as well as related equipment costs, other than those capitalized in accordance with Statement of Position 98-1 (SOP 98-1) and Emerging Issues Task Force 00-2 (EITF 00-2). Engineering expenses as a percentage of revenue were 3.0%, 2.9% and 3.1% for 2000, 1999 and 1998, respectively. The increase in 2000 resulted primarily from lower revenues. The decrease in 1999 was due to leveraging the partially fixed expenses with higher sales. Prior to 1998, all engineering costs were expensed as incurred. In 1998, we adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and, accordingly, capitalized engineering costs related to internally developed software. During 2000, we capitalized $3.4 million of software expense of which $300,000 was related to engineering costs for internally developed software. During 1999, we capitalized $6.1 million of software expense of which $4.9 million was related to engineering costs for internally developed software. During 1998, we capitalized $6.2 million of software expense, of which $3.6 million was related to internally developed software. During the fourth quarter of 1999, we wrote off Old Egghead capitalized software totaling approximately $6.2 million, net of accumulated depreciation. See Merger Costs below.

We expect engineering expenses to decrease significantly in 2001 as we eliminate remaining duplicate costs and institute cost control measures.

Merger Costs. In connection with our acquisition of Old Egghead, we recorded merger-related expenses of approximately $800,000 and $52.2 million in 2000 and 1999, respectively. In 2000, these expenses consisted primarily of $2.4 million of additional merger related severance payments partially offset by the reduction of $1.7 million in 1999 merger reserves. In 1999, we recorded merger-related expenses of $52.2 million for direct transaction costs including investment banking and financial advisory fees of $7.0 million and other merger related expenses of $6.8 million, consisting primarily of professional services, severance costs, contract termination costs and other merger related expenses. We also wrote off assets representing duplicate facilities which were abandoned, including hardware and software of $8.7 million and goodwill of $30.5 million associated with these duplicate facilities.

Restructuring and Impairment Charges. Restructuring income in 1999 reflects the change in management's estimate of costs remaining to complete the closure of Old Egghead's retail network, which is substantially complete. These changes in estimates primarily related to the resolution of lease obligations for former retail facilities. Additionally, in the first calendar quarter of 1999, Old Egghead announced plans to move the remaining headquarters functions from Liberty Lake, Washington to Vancouver, Washington and recorded a restructuring charge of approximately $890,000 related to the move. This restructuring charge was offset by a reduction of approximately the same amount in 1997 restructuring reserves. The obligations were substantially settled by the end of 1999.

Equity in Net Loss of Joint Venture

On May 15, 1998, we entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K.K., which commenced operations in the third quarter of 1998. Our share of the initial investment in Onsale Japan K.K., approximately $2.0 million, was funded through an unsecured promissory note payable to Softbank. Through the second quarter of 2000, we owned a 40% interest in the joint venture and accounted for this interest using the equity method of accounting. Accordingly, we recognized our share of net profits or losses of the joint venture as an adjustment to our initial investment amount. On July 3, 2000 we sold 52.5% of our interest in Onsale Japan K.K. to Indigo Corporation for approximately $2.5 million, representing a gain of approximately $2.3 million on our investment. Our share of the net loss of the joint venture was approximately $571,000, $1.0 million and $200,000 in 2000, 1999 and 1998, respectively. There is no remaining carrying value in this asset.

Interest and Other Income, Net

Our interest and other income, net, was $5.9 million, $8.8 million and $9.3 million in 2000, 1999 and 1998, respectively. In 2000, our interest and other income, net consisted primarily of interest income of $3.2 million, gain from the sale of 52.5% of our equity interest in Onsale Japan K.K. of $2.3 million, and recognition of previously deferred gain of $662,000 from the sale by Old Egghead of Elekom Corporation. Interest income declined from 1999 to 2000 due primarily to lower cash balances resulting primarily from net losses and reductions in accounts payable, accrued expenses and deferred revenue. In 1999, income included increased interest earned on higher cash balances due to the secondary offering of Old Egghead common stock in March 1999, which resulted in net proceeds of $72.9 million, partially offset by decreased cash balances resulting from net losses and increased purchases of merchandise inventory. The 1998 income includes a gain of $3.3 million from the sale of all of Old Egghead's equity interest in Elekom Corporation in November 1998, and interest earned on increased cash balances resulting from the initial and secondary public offerings of our common stock in April and October 1997, which resulted in net proceeds of $14.8 million and $45.1 million, respectively.

Income Taxes

We had net losses in 2000, 1999 and 1998, and therefore we did not record any provision for income taxes in those years.

Liquidity and Capital Resources

Cash Inflows and Outflows

Operating Activities. Net cash used in operating activities was $74.7 million in 2000, $70.9 million in 1999 and $47.3 million in 1998. The net cash used in operating activities in 2000 was primarily attributable to our net loss of $62.2 million, decreases in accounts payable, accrued expenses and deferred revenue of $8.2 million, $8.2 million and $4.5 million, respectively, and a $4.0 million increase in reserves by our credit card processor, offset by a decrease in other accounts receivable of $1.3 million. These uses of cash were partially offset by reductions in inventory and prepaid expenses and other assets of $8.1 million and $1.2 million, respectively, and depreciation and amortization expense of $4.7 million. The reductions in accounts payable and accrued expenses reflect the payment of $10.9 million in merger-related costs and $8.0 million of non-recurring pay downs of accounts payable related to duplicate costs in the fourth quarter of 1999.

Net cash used in operating activities in 1999 was primarily attributable to our net loss from operations of $154.9 million. The net loss was partially offset by depreciation and amortization expense of $9.2 million, the $39.2 million write off of duplicate assets and associated goodwill related to the acquisition of Old Egghead, an increase in accounts payable of $8.3 million and an increase in accrued expenses of $11.6 million. Additionally, the uses were partially offset by elimination of the duplication of Old Egghead's fiscal 1999 fourth quarter loss of $12.8 million.

Net cash used in operating activities in 1998 was primarily attributable to our net loss from operations of $49.1 million, a decrease in restructuring liabilities of $10.7 million, an increase in merchandise inventory of $4.8 million and a gain on sale of equity investment of $3.3 million. These uses were partially offset by depreciation and amortization expense of $6.1 million, an increase in accounts payable of $9.1 million, an increase in accrued expenses of $3.2 million and an increase in deferred revenue of $1.3 million.

Investing Activities. Net cash provided by investing activities was $7.8 million during 2000, consisting of net proceeds of $14.4 million from the sale of short term marketable securities, proceeds of $2.6 million from the sale of 52.5% of our equity interest in Onsale Japan K.K. and proceeds of $662,000 from collection of our final payment from the sale of Elekom, offset by an investment of $9.9 million in property and equipment. Net cash used in investing activities was $7.9 million during 1999, primarily the result of the purchase of $13.1 million of property and equipment. Net cash used in investing activities was $23.5 million during 1998, consisting primarily of our net investment of excess cash of $20.7 million in short term marketable securities, and an investment of $13.2 million in property and equipment, including fixtures and equipment for our new corporate headquarters and California warehouse, continued investment in hardware required for our web sites and related software and hardware, partially offset by net proceeds of $7.1 million from the sale of the former Old Egghead headquarters building and net proceeds of $3.3 million from the sale of Old Egghead's equity interest in Elekom Corporation.

Financing Activities. Net cash provided by financing activities of $27.6 million in 2000 consisted of proceeds of $26.8 million from sales of common stock under our equity financing agreement with Acqua Wellington, and proceeds of $800,000 from the issuance of common stock under our stock option and employee stock purchase plans. Net cash provided by financing activities of $4.0 million in 1999 resulted primarily from the issuance of common stock under our stock option and employee stock purchase plans. Net cash provided by financing activities of $92.2 million in 1998 primarily consisted of net proceeds of $72.9 million from the secondary public offering of Old Egghead common stock in March 1999, and proceeds of $19.9 million from stock issuances under our stock option and employee stock purchase plans.

Cash, Cash Equivalents and Commitments

Cash and Cash Equivalents. As of December 31, 2000, we had approximately $31.5 million of cash and cash equivalents and $1.2 million of short-term available-for-sale investments, compared to $70.7 million of cash and cash equivalents and $15.5 million of short-term available-for-sale investments as of December 31, 1999.

Commitments. Our principal capital commitments as of December 31, 2000 consisted of:

  We had obligations under operating leases for our corporate offices and warehouses of $7.3 million in the aggregate, and obligations under additional operating leases of $400,000 in the aggregate. These amounts do not include obligations related to retail store leases which have been fully provided for.
  We anticipate spending approximately $2.0 million on various capital items during 2001.
  We had commitments for advertising and promotional arrangements of approximately $2.6 million. In addition, we had entered into sponsorship agreements which allow us to appear as the sponsor on specific web sites. These agreements, which expire at various times up to June 2001, require future payments of up to approximately $1.2 million and incremental fees based on the volume of traffic to our web site.
  We had $1.2 million of restricted cash, which primarily represented collateral for the lease of our Vancouver, Washington office and warehouse.
  We owed $2.0 million, plus accumulated interest and exclusive of foreign exchange costs, to Softbank Corporation under an unsecured promissory note denominated in Japanese Yen, that we used to fund our initial investment in our Onsale Japan K.K. joint venture. The principal amount of this note and accrued interest was due upon the earlier of the closing date of an initial public offering of the joint venture or December 2002.

In February 2001, we entered into an inventory financing agreement with IBM Credit Corporation. We may borrow up to $20 million under this credit line to finance our purchases of inventory. IBM has obtained a security interest in our inventory and equipment, accounts and accounts receivable and general intangibles as collateral for amounts that we borrow under this agreement. Because we may only obtain financing for purchases of inventory from approved vendors and only up to the amount of inventory and other collateral that we currently possess, we may not be able to borrow the maximum amount under this agreement. As of March 30, 2001, we owed $1.3 million under this credit line. This agreement requires us to make payments to IBM on a tri- monthly basis for amounts borrowed under this credit line, and imposes several requirements and restrictions on us, including restrictions on our ability to sell our assets, merge with other entities, incur most forms of additional debt and make specified forms of investments, among others. This credit facility expires in February 2002.

We began to offer credit to business customers on our site in the fourth quarter of 1999. During 2000, 5% of our sales were financed by our customers through our credit services, and we expect this percentage to grow as we continue to shift our focus to the small and medium business market. As a result, we expect our accounts receivable to grow and our immediate cash intake from sales to decrease.

We expect to continue to incur net losses, and we will have to use our existing cash resources to support our operations. We believe that our current cash and cash equivalents, together with amounts available to us under our financing credit line with IBM, will meet our anticipated cash needs for working capital expenditures for the next 12 months. However, if IBM elects to terminate this credit line due to a default, or we do not achieve profitability by the fourth quarter of 2001 or if we do not sustain profitability thereafter, we will need to obtain additional financing to support our operations. See "Factors That May Affect Future Operating Results - If we default under our inventory financing agreement, or if this agreement is not renewed, we may experience a cash shortfall." The trading price of our common stock economic conditions for Internet companies generally makes it more difficult for us to obtain financing through the issuance of equity or convertible debt securities. Other financing, including vendor financing, may become more difficult to obtain on terms favorable to us, or may not be available to us at all, due to our financial position and continuing losses. Therefore, additional financing may not be available on terms favorable to us, or may not be available to us at all.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Because we do not use derivatives, the new standard is expected to have no material impact on our financial position or results of operations. SFAS No. 133 will be effective for 2001.

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

In July and September 2000, consensus was reached by the Emerging Issues Task Force regarding Issue 00-10, Accounting for Shipping and Handling Fees. EITF 00- 10 requires companies to report all shipping and handling revenue received from a customer as revenue. In previous years, we reported a portion of our shipping revenue as a reduction of shipping cost in cost of sales. In order to comply with EITF 00-10, we have reclassified shipping revenue previously recorded in cost of sales to online revenue. This reclassification results in an increase in online and net revenue, no change in gross profit dollars, and a slight decrease in gross profit margin. This reclassification results in the following changes to online revenue, total revenue and gross margins for 1999, 1998, 1997 and 1996 (dollars in thousands):

	Years Ended December 31,
	1999	1998	1997	1996
As currently reported:
Online revenue	$ 529,575	$ 376,628	$ 154,939	$ 14,893
Total revenue	541,208	380,609	391,265	375,896

As previously reported:
Online revenue	$ 503,171	$ 352,491	$ 145,734	$ 13,981
Total revenue	514,804	356,472	382,060	374,984

As currently reported:
Online margin	3.0%	8.6%	11.9%	10.9%
Total margin	5.1%	9.6%	12.7%	15.8%

As previously reported:
Online margin	3.2%	9.2%	12.6%	11.6%
Total margin	5.4%	10.2%	13.0%	15.9%

Factors That May Affect Future Operating Results

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

If we default under our inventory financing agreement, or if it is not renewed, we may experience a cash shortfall.

In February 2001, we entered into an inventory financing credit line under which we may borrow up to $20 million to finance our purchases of inventory. We granted the lender a security interest in substantially all of our assets as collateral for amounts that we borrow under this agreement. Because we may only obtain financing for purchases of inventory from approved vendors and only up to the amount of inventory and other collateral that we currently possess, we may not be able to borrow the maximum amount under this agreement. As of March 30, 2001, we owed approximately $1.3 million under this credit line. This agreement requires us to make payments to IBM on a tri-monthly basis for amounts borrowed under this credit line, and imposes restrictions on our ability to sell our assets, merge with other entities, incur most forms of additional debt and make specified forms of investments. The agreement provides that any of the following events, as well as others specified in the agreement, may constitute a default by us under the agreement:

  Failure to make payments under this agreement on time;
  Failure to comply with the requirements and restrictions imposed on us by this agreement;
  Default under our other obligations;
  Receipt of a "going concern" qualification by the auditors in connection with their audit or opinion; and
  Other events which could have a material adverse effect on our company.

If we default under this agreement, and the default is not cured by us or waived by the lender, it may elect to accelerate all amounts due and terminate the credit line, foreclose on the collateral subject to a security interest under this agreement, and sue us for other amounts due and other damages. Any of these results could force us to cease operations or could result in a shortfall of cash for the company.

This inventory financing agreement expires in February 2002, unless it is renewed by both parties. If the lender elects to terminate this financing line due to a default, or does not renew it, and we do not achieve and sustain profitability beforehand, we will likely need to seek alternative financing. The trading price of our common stock and the stock market and economic conditions for Internet sector, may make it more difficult for us to obtain financing through the issuance of equity or debt securities. Therefore, this form of financing may not be available on terms favorable to us, or may not be available at all. Other financing, including vendor financing, may become more difficult to obtain on terms favorable to us, or may not be available to us at all, due to our financial position and continuing losses. If we are able to obtain financing, the sale of additional equity or debt securities will result in additional dilution to our common stockholders. Additionally, we could issue securities that have rights senior to the rights of common stockholders.

Our business partners could elect to tighten the terms of their relationships with us, which could impact our cash reserves and our ability to purchase inventory and generate revenue.

We have agreements and relationships with several third party vendors that are integral to conducting our operations, particularly with respect to purchases of inventory and sales to customers. These vendors may perceive that there is increased risk in doing business with us due to the downturn in the U.S. economy and our current financial position. If these third parties elect to tighten the terms of their relationships with us, this could make it more difficult for us to do business. These relationships include the following:

Financing. We finance a significant portion of the inventory that we purchase from our vendors on credit offered by these vendors. Over the past year, some of these vendors have tightened the terms of our credit arrangements by decreasing the amount of time we have to pay off this credit. The terms of these credit relationships may be tightened further in the future, and if these credit terms become too restrictive, this could negatively impact our cash reserves and our ability to purchase inventory and generate revenue.

Payment processing. We rely on primarily one credit card transaction processor, Wells Fargo. Our agreement with Wells Fargo allows it to withhold a reserve from the amounts it pays to us in connection with processing our credit card transactions. During the fourth quarter of 2000, Wells Fargo began withholding a reserve. If they elect to increase this reserve, this would further limit our cash inflow from credit card transactions and could negatively impact our cash position.

Our projection that we will become profitable by the end of this year is subject to risks and uncertainties, and if we fail to meet this projection, to become profitable at all, or to sustain profitability, we may experience a cash shortfall or be subject to securities litigation.

We previously announced that we expect to become profitable during the fourth quarter of 2001. However, we cannot guarantee that we will meet this projection, or that we will ever achieve profitability. Based on historical financial statements adjusted to reflect the pooling of our results with those of Old Egghead, we have incurred net losses since our inception, and as of December 31, 2000 we had a net accumulated deficit of approximately $330.8 million. Our revenues decreased each calendar quarter in 2000, and we expect our revenues to decline from 2000 levels. We expect to continue to incur net losses, and our ability to achieve revenues that exceed expenses in the future is subject to many risks and uncertainties described in this report and other risks and uncertainties. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

If we fail to achieve profitability by the fourth quarter of 2001, and to sustain and increase profitability thereafter, we may experience a cash shortfall and may not have enough cash to support our operations. Failure to achieve profitability in line with our projection, and to sustain and increase profitability thereafter, may also result in a decline in the trading price of our common stock and may subject us to securities litigation.

General economic conditions and reduced demand for computers and related products and services may prevent us from achieving targeted revenues and profitability.

Our revenues and our ability to achieve and sustain profitability depends significantly on the overall demand for personal computers and related products and services. Our customers' decisions to purchase our products and services are to some extent discretionary and subject to their internal budgets and purchasing processes. The slowdown in the U.S. economy may cause customers to defer or alter purchasing decisions, and accordingly could reduce demand for our products and services. Softening demand for these products and services caused by worsening economic conditions has resulted and may result in the future in decreased revenues. As a result, there is increased uncertainty with respect to our expected revenues in 2001, and further delays or reductions in business and consumer spending on personal computers and related products and services could have a material adverse effect on our revenues and operating results. If our revenues decline we may be required to cut costs by reducing our workforce, which may affect our ability to execute on our business plan.

Our new direct marketing efforts may not be successful, and this shift in our business strategy may make our business more difficult to evaluate.

To execute on our direct marketing strategy, we face several challenges, including:

  managing risks associated with accounts receivable expansion and collection;
  maintaining and improving existing operational, financial and inventory systems, procedures and controls, and implementing new systems, procedures and controls;
  integrating new key managerial and technical employees into our existing management team; and
  hiring, training and retaining knowledgeable and skilled sales personnel.

Recently-hired business account managers will require time to learn our business, and once they become assimilated into our organization we do not know whether they will be able to generate revenues at the same rate as our existing business account managers. Our business account management team may suffer from inefficiencies arising from the recent growth of this team. Turnover or workforce reductions may also make it more difficult for our business account management team to operate efficiently. If our direct marketing efforts prove unsuccessful, we may not achieve targeted revenues and may not achieve profitability in line with our projected schedule, or at all. In addition, because we have refocused our business model, our operating history prior to the third quarter of 2000 does not provide meaningful information upon which you may evaluate our business and prospects. Because we are to some extent changing our target customer base, and because our direct marketing strategy is new and unproven, our business may be more difficult to evaluate going forward.

We rely on merchandise vendors for supply and shipping of products.

Supply. We rely on vendors to supply our merchandise. During 2000, purchases from Tech Data, a distributor of computers and related products, accounted for approximately 36% of our aggregate merchandise purchases. For the past two years, we have operated under a contract with Tech Data, but this contract has expired. We are currently operating under the terms of the expired agreement and are negotiating an additional one-year extension of this contract. We cannot assure you that we will be able to renew this contract on terms favorable to us, or at all. Neither this agreement nor any other agreements that we have with our vendors guarantee the availability of merchandise. As a result, we may not be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We cannot assure you that our current vendors will continue to supply merchandise or that we will be able to establish new vendor relationships that will ensure that merchandise will be available.

Customer service--shipping and returns. We rely on some of our vendors to ship merchandise directly to customers. Consequently, we have limited control over the goods shipped by these vendors, and shipments of goods may be subject to delays and shipment errors. We have experienced delays and errors in the past. Delays in fulfilling orders could result in a loss of customers, and may subject us to litigation or regulatory scrutiny. The FTC informed us that it believes our shipping practices violate the FTC's Mail and Telephone Order Rules, and as a result has proposed that we pay a fine and adopt new systems and procedures regarding our shipping practices. Shipping delays, unexpected inventory shortfalls or other problems with third party fulfillment of orders in the future could subject us to litigation or further regulatory scrutiny. In addition, we sometimes accept returns from customers for which we receive no reimbursement from the manufacturer or vendor. If the level of returns exceeds expectations, this could materially harm our operating results.

Our operating results may fluctuate significantly and may be difficult to predict.

We expect our operating results to fluctuate over time due to a number of factors, many of which are outside our control. These factors include:

  economic conditions generally and demand for technology products in particular;
  our ability to decrease expenses in line with revenues;
  the effectiveness of our direct marketing efforts, and the level of traffic at our web site;
  decreases in revenues as we phase out sales of unprofitable products;
  pricing competition;
  the availability and pricing of merchandise from our vendors, and payment terms that may be required by our vendors;
  the introduction of new types of merchandise, service offerings or customer services by us or our competitors, and our ability to manage our inventory mix and the mix of products offered for auction;
  seasonal fluctuations in sales of new, closeout and excess merchandise and in the availability of closeout and excess merchandise; and
  the impact of workforce reductions.

Due to these factors, factors discussed elsewhere in this document, or unforeseen factors, in some future quarter our operating results may not meet the expectations of securities analysts and investors, in which event the trading price of our common stock may decline.

If our common stock is delisted by Nasdaq, the trading price of our common stock could drop and it may be more difficult to trade our common stock.

Our common stock trades on the Nasdaq National Market, which imposes requirements to maintain continued listing of common stock on this market. One of these requirements is that we must maintain a minimum bid price of $1.00 per share for our common stock. If we fail to meet this requirement for 30 consecutive business days, we will receive a delisting notice from Nasdaq. Upon receipt of this notice, we would then have 90 calendar days to comply, and during this period the minimum closing bid price per share must increase above $1.00 per share for 10 consecutive business days during this period to comply. Following this period, we could appeal to Nasdaq for a hearing regarding the determination to delist our common stock from the Nasdaq National Market. As of the close of business on March 30, our common stock closed at a minimum price of $0.75 per share, and had closed below $1.00 per share for 24 consecutive business days.

Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This reduced liquidity would make it more difficult for us to raise capital in the future. In addition, the trading price of our common stock could decline due to the change in liquidity and reduced exposure resulting from being delisted from the Nasdaq National Market.

Our future success depends on our ability to retain and motivate highly skilled employees.

We face several challenges associated with retaining our key employees. Competition for qualified employees is strong. We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock during 2000 and early 2001, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. We plan to issue new stock options to our employees which vest based on the profitability of the company, but because we expect to incur operating losses for the next few quarters, these options may not be effective in retaining employees in the near term. In addition, in March 2001 we announced a reduction in force, and this may create concern about job security among existing employees that could lead to increased turnover. As a result of these factors, we may have difficulties in retaining current highly skilled employees.

In particular, we believe that our future performance depends upon contributions from members of our senior management, particularly Jeff Sheahan, our Chief Executive Officer and President. In addition, other key employees possess marketing, technical and other expertise that is important to the operations of our business. All of our executive officers and other employees serve "at-will" and may elect to pursue other opportunities at any time. If these employees leave, we may not be able to replace them with employees possessing comparable skills.

We face challenges in managing our operations, and if we are unable to manage our operations successfully, our business will not be successful.

We face challenges in managing our operations due to the addition of several new members to our management team and due to our recent reduction in force. In March 2001, we hired several new officers, including a new Chief Financial Officer, Controller, Senior Vice President of Marketing and Vice President of Direct Sales. These new officers will take time to learn the business, and we cannot assure you that they will work effectively together and with existing management to manage our operations. In addition, as a result of our recent reduction in force we will need to operate with fewer employees and existing employees will have to perform new tasks previously performed by former employees.

Reductions in force may require us to incur additional non-recurring expenses which could impact our cash reserves and results of operations.

We may incur expenses associated with reductions in force, including severance packages and associated restructuring charges. Workforce reductions may subject us to the requirements of the Worker Adjustment and Retrainment Notification Act, in which event we would have to either provide 60 days' notice prior to a reduction in force or pay salary and benefits to each terminated employee for each day of this 60-day period for which notice was not provided. Reductions in force also may subject us to risks of litigation, which could be expensive to defend, divert the attention of management, and subject us to possible liability for damages. Any of these expenses could materially harm our results of operations or deplete our cash reserves.

We operate in a highly competitive market and we could lose revenue and customers to our competitors.

We compete with many companies that either offer the same types of merchandise that we do, many through both Internet and traditional sales channels. It is not difficult to enter the online commerce market, and current and new competitors can launch new online commerce web sites at relatively low cost. Competition in online commerce will increase further as more traditional retailers, suppliers, manufacturers and direct marketers begin to sell computer products and consumer goods directly to consumers through the Internet. Increased competition may result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs, loss of market share, or any combination of these problems.

Many of our current and potential competitors have greater financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to secure merchandise from suppliers on more favorable terms than us, and they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sale of their merchandise than we can. If we are not able to compete successfully, our revenues and margins will decrease and our business will be at risk.

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

If we manage our inventory poorly, our costs will increase and our operating results will be materially harmed.

We rely on other third parties in conducting our operations.

In conducting our operations, we depend on various other vendor and distribution partners, including the following:

  Distribution. Third parties distribute a significant portion of our sales. Any service interruptions experienced by our partner's distribution centers as a result of labor problems or otherwise could disrupt or prevent fulfillment of customer orders. Delays in fulfilling orders could result in a loss of customers, and may subject us to litigation or regulatory scrutiny.

  Payment processing. We rely on primarily one credit card transaction processor. If computer systems failures or other problems were to prevent them from processing our credit card transactions, we would experience delays and business disruptions.

  Shipping. We use one or two primary delivery services to ship our products. Our business would suffer if labor problems or other causes prevented these or any other major carriers from delivering our products for significant time periods. Delays in shipping in the future could result in a loss of customers, or could subject us to litigation.

We may not be able to maintain satisfactory relationships with any of the above parties on acceptable commercial terms, and the quality of services that they provide may not remain at the levels needed to enable us to conduct our business effectively.

Risks associated with online commerce security, credit card fraud and the security of our online operations could subject us to litigation or expenses, and could result in a loss of customers.

A significant barrier to online commerce and communications is the secure transmission of confidential information, such as customer credit card numbers, over public networks and the security of customer databases. To transmit confidential information securely we rely on encryption and authentication technology that we license from third parties. In addition, we have a customer database in which we store proprietary information about our customers, including their credit card numbers. To the extent that our activities involve the storage and transmission of this proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. For example, in December 2000 we experienced a security breach of our computer systems by computer hackers. Our business may be harmed if our security measures do not prevent security breaches, and we cannot assure you that we can prevent all security breaches.

We have suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions that we process, the merchant does not obtain a cardholder's signature. Fraudulent use of credit card data in the future could harm our business.

VISA U.S.A. and our credit card processor have notified us of their decision to adopt a new standard for cardholder information security for e-commerce merchants. We are taking steps to enhance our systems to comply with this standard. If we fail to comply, this could result in a disruption of our operations, or VISA U.S.A. or our credit card processor may assess fines against us.

Our online commerce systems are vulnerable to interruption.

Customer access to our web site directly affects the volume of orders and our revenues. System interruptions may make our web site unavailable or prevent us from fulfilling orders efficiently, reducing the volume of goods we sell and the attractiveness of our products and services. We may need to add hardware and software and further develop and upgrade our existing technology, transaction- processing systems and network infrastructure. We currently maintain substantially all of our computer and communications hardware at two facilities, in Menlo Park, California and Vancouver, Washington. However, we intend to relocate our web site operations from Menlo Park to Vancouver in 2001. Customer access to our web site could be interrupted during this transition, which could result in a loss of customers and revenues.

Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, network break-ins, earthquake and similar events. In particular, California is experiencing an energy shortage and some regions have experienced blackouts. Our backup systems and disaster recovery plan may not be adequate, and we may not have sufficient business interruption insurance to compensate us for losses from a major interruption. Computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems and similar disruptions could cause system interruptions, delays and loss of critical data, and could prevent us from providing services and accepting and fulfilling customer orders.

We depend on the performance of our web site and transaction processing systems, and if these systems do not perform well, we could lose customers and revenues.

Our web site must be able to handle a large volume of customers and orders. Accordingly, we rely on the performance of our web site and our transaction processing systems, as well as our network infrastructure and the continued improvement of the Internet infrastructure. These factors also are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. We currently use a combination of proprietary technology and commercially available licensed technology to execute sales and conduct auctions. We are in the process of developing a new e-commerce engine and configuring and customizing a new commercially available software package to replace our existing sales management applications, e-commerce engine and order processing applications. We may incur unanticipated expenses in completing these system implementations. Failure to successfully complete these systems implementations in a timely and effective manner may result in the disruption of our operations, slower response times, degradation in levels of customer service, or impaired quality and speed of order fulfillment, any of which could result in a loss of customers and could materially harm our operating results.

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

Consumer protection laws. We could be subject to regulation under consumer protection laws in various states. Several states, including California and Washington, have laws regulating the disclosure of pricing information by wholesalers and comparable businesses. In the future, governments of California, Washington and other states could require additional disclosure in order to comply with other regulations. There are also other federal and state consumer protection laws that may be applied to the sales of goods over the Internet. From time to time, we receive inquiries from federal and state agencies about our advertising, product offerings and sales fulfillment practices. The application of federal and state laws may increase our cost of doing business or materially affect the method by which we provide products to our customers.

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

Our business activities have and may subject us to litigation.

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

Products liability and consumer protection. Our sale of products through our web sites subjects us to federal and state consumer protection laws, and could subject us to product liability claims. For instance, the FTC has informed us that it believes our shipping practices violate the FTC's Mail and Telephone Order Rules, and has proposed that we enter into a consent decree that would require us to pay a fine and adopt new shipping systems and procedures. States and other jurisdictions may interpret their products liability or consumer protection laws to apply to Internet commerce providers such as us that enter into transactions with their residents. While we carry liability insurance, this may not be adequate to compensate for substantial claims, and these claims, or changes to our business practices that are required by or penalties resulting from such laws, could have a harmful effect on our business.

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

We expect our stock price to be volatile, which could lead to losses by investors and securities litigation

The market price of the shares of our common stock declined significantly during 2000 and early 2001, and we expect it to continue to be subject to fluctuations in response to several factors, such as:

  actual or anticipated variations in our results of operations;
  potential de-listing from the Nasdaq National Market;
  press reports about us, and changes in financial estimates by securities analysts; and
  conditions and trends in the U.S. economy in general and the Internet and computer industries in particular.

In recent years the stock markets generally, and the Nasdaq National Market in particular, have experienced extreme price and volume fluctuations, and in recent periods the stock prices of equity securities of many technology companies have declined dramatically. These market developments, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of our common stock. In the past, stockholders have instituted securities class action litigation against several companies following periods of volatility in the market price of their securities. Such litigation, if instituted against us, could result in diversion of our management's attention and resources and substantial financial costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long term debt. We do not use derivative financial instruments in our investment portfolio. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. All of our cash equivalents and short-term investments, consisting principally of commercial paper, debt securities and governmental securities, are classified as available- for-sale as of December 31, 2000. We do not expect any material loss with respect to our investment portfolio.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio.

2001
Cash Equivalents	$ 29,285,000
Fixed Interest Rate	6.55%
Investments	$ 1,166,000
Fixed Interest Rate	9.50%

We also have market risk related to our long-term debt obligation, which matures in 2002. The principal amount of this obligation is $2.0 million, exclusive of foreign exchange gains and losses, denominated in Japanese Yen, and has a variable rate of interest which is equal to the prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan. At December 31, 2000 this prime rate was 1.5%.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Egghead.com, Inc.
Menlo Park, California

We have audited the accompanying consolidated balance sheet of Egghead.com, Inc. and subsidiaries as of December 31, 2000, and the related statements of consolidated operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying Index. These financial statements and financial statement schedule for the year ended December 31, 2000 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Egghead.com, Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2000 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

San Francisco, California
March 29, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Egghead.com, Inc.

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Egghead.com, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. The consolidated financial statements for the year ended December 31, 1998 give retroactive effect to the merger of Onsale, Inc. and Egghead.com, Inc., ("Old Egghead") on November 19, 1999, which has been accounted for as a pooling of interest as described in Note 1. These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Old Egghead used for purposes of preparing the consolidated financial statements and financial statement schedule for the year as discussed in Note 1, which statements reflect total assets of $176.2 million at April 3, 1999 (of which $119.5 million was audited by us) and total revenues of $148.4 million for the year ended April 3, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Old Egghead, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
February 22, 2000, except as to Note 16, which is as of March 29, 2000

EGGHEAD.COM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 31,466	$ 70,685
Short-term investments	1,166	15,538
Accounts receivable, net of allowances of $2,336 and $2,320, respectively	15,490	12,782
Merchandise inventory	6,123	14,221
Prepaid expenses and other current assets	3,658	5,140
Total current assets	57,903	118,366

Property and equipment, net	13,294	9,513
Other assets	772	1,251
Total assets	$ 71,969	$ 129,130

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 26,330	$ 34,512
Accrued expenses	21,292	31,504
Deferred revenue	3,108	7,646

Total current liabilities	50,730	73,662

Long-term liabilities	2,348	2,046

Commitments and contingencies (Note 10)

Stockholders' equity
Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 98,000,000 shares authorized; 42,857,483 and 37,199,240 shares issued and outstanding, respectively.	42	37
Additional paid-in capital	349,625	321,961
Accumulated deficit	(330,776)	(268,576)
Total stockholders' equity	18,891	53,422
Total liabilities and stockholders' equity	$ 71,969	$ 129,130

See notes to consolidated financial statements.

EGGHEAD.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2000	1999	1998

Revenue:
Online	$ 462,711	$ 529,575	$ 376,628
Commission and other revenue	16,137	11,633	3,981
Total revenue	478,848	541,208	380,609

Cost of online revenue	441,600	513,581	344,223

Gross profit:
Online	21,111	15,994	32,405
Commission and other revenue	16,137	11,633	3,981
Total gross profit	37,248	27,627	36,386

Operating expenses:
Sales and marketing	69,757	101,753	62,272
General and administrative	19,807	22,017	18,783
Engineering	14,500	15,521	11,821
Amortization of goodwill	-	1,534	1,708
Merger costs	763	52,215	-
Restructuring and impairment costs	-	(2,735)	-
Total operating expenses	104,827	190,305	94,584

Loss from operations	(67,579)	(162,678)	(58,198)

Equity in net loss of joint venture	(571)	(1,001)	(200)
Interest and other income, net	5,950	8,750	9,309
Net loss	$ (62,200)	$ (154,929)	$ (49,089)

Net loss per share - basic and diluted	$ (1.53)	$ (4.29)	$ (1.50)

Weighted average common shares outstanding for purposes of computing:
Basic and diluted	40,598	36,146	32,834
See notes to consolidated financial statements.

EGGHEAD.COM, INC.

Consolidated Statements of Cash Flows

(In thousands)
	Years Ended December 31,
	2000	1999	1998

Operating activities:
Net loss	$ (62,200)	$ (154,929)	$ (49,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Old Egghead loss for the quarter ended April 3, 1999	-	12,810	-
Depreciation and amortization	4,650	9,239	6,081
Equity in net loss of joint venture	571	1,001	200
Interest on long-term liabilities	29	30	16
Foreign currency transaction losses	273	-	-
Abandonment of duplicate property and equipment related to merger, including related goodwill	-	39,206	-
Gain on sale of equity investments	(2,993)	-	(3,349)
Gain on sale of assets	-	-	(272)
Changes in assets and liabilities:
Accounts receivable, net	(2,708)	(5,247)	525
Merchandise inventory	8,098	9,187	(4,853)
Prepaid expenses and other assets	1,162	(3,746)	509
Accounts payable	(8,182)	8,364	9,117
Accrued expenses	(8,227)	11,582	3,232
Deferred revenue	(4,538)	5,810	1,333
Reserves and liabilities related to restructuring	(602)	(4,181)	(10,709)
Net cash used in operating activities	(74,667)	(70,874)	(47,259)

Investing activities:
Purchase of short-term available-for-sale investments	(4,671)	(26,944)	(31,649)
Proceeds from sales of short-term available-for-sale investments	19,099	32,102	10,953
Proceeds from sale of equipment	-	-	7,110
Proceeds from sale of equity investments	3,221	-	3,348
Purchase of property and equipment	(9,870)	(13,107)	(13,217)
Net cash provided by (used in) in investing activities	7,779	(7,949)	(23,455)

Financing activities:
Proceeds from issuances of common stock and exercises of stock options, net	27,669	4,033	92,242
Net cash provided by financing activities	27,669	4,033	92,242

Net increase (decrease) in cash and cash equivalents	(39,219)	(74,790)	21,528
Cash and cash equivalents at beginning of period	70,685	145,475	123,947
Cash and cash equivalents at end of period	$ 31,466	$ 70,685	$ 145,475
See notes to consolidated financial statements.

EGGHEAD.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 1998	31,916	$ 32	$ 225,692	$ (77,368)	$ 148,356
Issuance of common stock upon secondary offering, net of issuance costs	3,249	3	72,901	-	72,904
Issuance of common stock pursuant to employee benefit plans	1,538	2	19,877	-	19,879
Retirement of common stock in final settlement of acquisition of subsidiary	(57)	-	(542)	-	(542)
Net loss	-	-	-	(49,089)	(49,089)
Balance at December 31, 1998	36,646	$ 37	$ 317,928	$ (126,457)	$ 191,508
Issuance of common stock pursuant to employee benefit plans	553	-	4,033	-	4,033
Old Egghead net loss for quarter ended April 3, 1999	-	-	-	12,810	12,810
Net loss	-	-	-	(154,929)	(154,929)
Balance at December 31, 1999	37,199	$ 37	$ 321,961	$ (268,576)	$ 53,422
Issuance of common stock pursuant to employee benefit plans	659	-	768	-	768
Issuance of common stock	4,999	5	26,896	-	26,901
Net loss	-	-	-	(62,200)	(62,200)
Balance at December 31, 2000	42,857	$ 42	$ 349,625	$ (330,776)	$ 18,891
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Egghead.com, Inc. (the "Company") is an Internet-based direct marketer specializing in technology and related products and services for the office and home. The Company's target customers are primarily small and medium businesses, as well as consumers. Through its web site, the Company offers a wide assortment of new and closeout products, as well as business services, both at fixed prices and through our live online auctions. In addition, the Company's new business account management team markets directly to business customers via telephone and targeted e-mails. The Company conducts its business within one industry segment.

The Company was incorporated in California in July 1994 and commenced operations in May 1995 as Onsale, Inc. ("Onsale"). In March 1997, the Company reincorporated in Delaware.

On November 19, 1999, Onsale acquired Egghead.com, Inc., a Washington corporation ("Old Egghead") and changed its name from Onsale, Inc. to Egghead.com, Inc. This acquisition was accounted for as a pooling of interests. The consolidated financial statements for each of the three years in the period ended December 31, 2000 and the accompanying notes reflect the Company's financial position and results of operations as if Old Egghead was a wholly-owned subsidiary of the Company for the years ended December 31, 1999 and 1998. Old Egghead used a 52/53 week fiscal year that ended on the Saturday nearest March 31; for convenience, these fiscal years are referred to as "March 31." The accompanying consolidated financial statements combine the results of operations of Old Egghead from January 1, 1999 through the acquisition date and the fiscal year ended March 31, 1999 with Onsale's results of operations for the years ended December 31, 1999 and 1998, respectively. The operations of Old Egghead for the three month period ended March 31, 1999, resulting in net sales and a net loss of $46.9 million and $12.8 million, respectively, was included in the consolidated statements of operations for the years ended December 31, 1999 and 1998. Accordingly, the net loss of $12.8 million for the three month period ended March 31, 1999 is reflected as an adjustment to accumulated deficit in 1999.

Continuing Operations and Managements' Plans

The Company has experienced recurring net losses through the year ended December 31, 2000. Net losses for 2000, 1999 and 1998 were $62.2, $154.9 and $49.1 million respectively. At December 31, 2000, the Company had an accumulated deficit of $330.8 million. The Company expects to experience quarterly net losses for the first three quarters of 2001.

Continued negative cash flows create uncertainty about the Company's ability to implement its operating plan. In addition, current market conditions present uncertainty as to the ability of the Company to secure financing, if needed, and to reach profitability. The Company has implemented, and is continuing to pursue, aggressive cost cutting programs in order to preserve available cash. Management intends to take all action necessary to bring the Company to positive cash flow from operations as soon as possible. Additionally, management will continue to pursue financing alternatives. However, there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to the ability of the Company to achieve positive cash flow from operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Egghead.com, Inc. and its wholly owned subsidiaries, E O Corporation, D J & J Software Corporation, Surplus Software, Inc., EH Direct, Inc., MPI Corporation and Egghead.com Advertising, Inc. and include all such adjustments and reclassifications necessary to eliminate the effect of significant intercompany accounts and transactions.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company's revenue recognition policies comply with the requirements of SAB 101.

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

The Company also earns revenue from the sale of advertisements on its web site. This revenue is recognized as the advertisement is displayed.

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with an original maturity of three months or less from the date of purchase. The Company's short-term investments consist of certificates of deposit, commercial paper and debt securities with remaining maturities between 90 and 365 days. The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to account for its investments at fair market value as of the balance sheet date and record unrealized gains and losses in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. As of December 31, 2000, 1999 and 1998, the Company had restricted cash of approximately $1.2 million, $1.8 million and $2.5 million, respectively.

Merchandise inventory

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Property and equipment

Property and equipment, including leasehold improvements and capitalized software, is stated at cost less accumulated depreciation and amortization. Depreciation of equipment, furniture and fixtures and software is computed using the straight-line method over the estimated useful lives ranging from two to seven years. Depreciation of buildings is provided using the straight-line method over their estimated useful lives of up to 30 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the lease term or the asset's estimated useful lives.

The Company applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Goodwill

The purchase price of net assets of businesses acquired in purchase transactions is allocated based on the fair value of the assets at the date of acquisition. Goodwill was amortized over 20 years. Goodwill at December 31, 1998 and 1997 was $31.6 million and $33.2 million, net of accumulated amortization of $2.7 million and $1.0 million, respectively. As a result of the completion of the merger with Old Egghead, the Company wrote-off the remaining goodwill balance, as discussed in Note 11.

Comprehensive income

The Company applies the provisions of SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") which requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss) which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Unrealized gains/losses on short-term available-for-sale securities were insignificant and accordingly net losses and comprehensive losses were the same for the years ended December 31, 2000 and 1999.

Advertising costs

All advertising costs are expensed as incurred. The Company does not incur any significant direct-response advertising costs. For the years ended December 31, 2000, 1999 and 1998 advertising costs totaled $23.3 million, $51.4 million, and $23.6 million, respectively.

Capitalized software development for internal use

In 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). The Company capitalized software costs related to internally developed or purchased software in accordance with SOP 98-1 in the amount of $3.1 million in 2000 and $6.1 million in 1999. Amounts capitalized are amortized on a straight-line basis over three years. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1.0 million, $4.9 million and $1.7 million, respectively. In connection with the merger with Old Egghead, the Company wrote-off approximately $6.2 million, net of accumulated depreciation, of Old Egghead's capitalized software upon abandonment in the fourth quarter of 1999 following the merger.

In March 2000, the Emerging Issues Task Force issued its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). The Company accounts for the development and maintenance of its website in accordance with EITF 00-2.

Engineering expenses

Engineering expenses include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web site. Engineering costs are expensed as incurred, except for engineering costs capitalized in accordance with SOP 98-1 and EITF 00-2.

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

Dependence on merchandise vendors

The Company does not manufacture any of the merchandise that it sells. The Company's strategy has been to develop and maintain relationships with distributors, original equipment manufacturers and brokers to secure a continuing supply of merchandise to be auctioned or sold directly to the public.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company's accounts receivable include: 1) receivables from a credit card vendor for customer charges; 2) receivables from vendors and other businesses for advertising on the Company's web site; 3) commissions from agency transactions earned from suppliers located in the United States and Canada; 4) receivables from vendors for returned merchandise; and 5) receivables for sales to small business, educational institutions and governmental entities. The Company generally requires no collateral from its vendors and customers. Online sales are made through credit cards or on open account and are approved prior to shipment of merchandise. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and potential credit losses. At December 31, 2000, the receivable from a major credit card vendor was approximately $5.6 million, or 36% of the total accounts receivable balance.

Basic and diluted net loss per share

The Company calculates loss per share in accordance with the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). During the years ended December 31, 2000, 1999 and 1998, options to purchase approximately 6.8 million, 5.5 million and 4.0 million shares, respectively, were outstanding but not included in the computation because they were antidilutive.

Stock-based compensation

The Company accounts for its stock- based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and its related interpretations and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation."

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

In September 2000, consensus was reached by the Emerging Issues Task Force regarding Issue 00-10, Accounting for Shipping and Handling Fees ("EITF 00-10"). EITF 00-10 requires companies to report all shipping and handling revenue received from a customer as revenue. In previous quarters, the Company reported certain shipping revenue as a reduction of shipping cost in cost of sales. In order to comply with EITF 00-10, the Company has reclassified shipping revenue previously recorded in cost of sales to online revenue. This reclassification results in an increase in online and net revenue, no change in gross profit dollars, and a slight decrease in gross profit margin. This reclassification results in the following changes to online revenue, total revenue and gross margins for the years 1999 and 1998 (dollars in thousands):

	Years Ended December 31,
	1999	1998
As currently reported:
Online revenue	$ 529,575	$ 376,628
Total revenue	541,208	380,609

As previously reported:
Online revenue	$ 503,171	$ 352,491
Total revenue	514,804	356,472

As currently reported:
Online margin	3.0%	8.6%
Total margin	5.1%	9.6%

As previously reported:
Online margin	3.2%	9.2%
Total margin	5.4%	10.2%

Reclassifications

Certain prior years' balances have been reclassified to conform with the current year's presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

	December 31,
	2000	1999
	(in thousands)
Property and equipment:
Computer equipment	$8,697	$ 5,956
Software	7,462	4,217
Furniture and fixtures and telecommunications equipment	5,582	4,080
Land and buildings	563	563
Leasehold improvements	4,552	2,256
	26,855	17,072
Less: accumulated depreciation and amortization	(13,561)	(7,559)
Property and equipment, net	$13,294	$ 9,513

The Company is in the process of developing a new e-commerce engine and configuring and customizing a new commercially available software package to replace our existing sales management applications, e-commerce engine and order processing applications and plans to convert to these new computerized software systems in 2001. As a result, the estimate of the remaining useful lives of certain software systems has been revised. This resulted in additional depreciation expense of $300,000 in 2000.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses at December 31, 2000 included $1.7 million in merger costs and $3.7 million in accrued advertising expense.

Accrued expenses at December 31, 1999 included $9.0 million in merger costs primarily related to investment banking fees and $4.8 million in accrued advertising expense.

NOTE 4 - SALE OF INTEREST IN JOINT VENTURE

On May 15, 1998, the Company entered into a joint venture agreement with Softbank Corporation to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K. K., which commenced operations in the third quarter of 1998. Through the second quarter of 2000 the Company owned a 40% interest in the joint venture and accounted for its interest using the equity method of accounting and, accordingly, the Company recognized its share of net profits or losses of the joint venture as an adjustment to its initial investment amount. The Company's initial investment of $2.0 million was funded through a note payable to Softbank Corporation denominated in Japanese Yen. The principal amount of the note and accrued interest was due the earlier of the closing date of an initial public offering of the joint venture or in December 2002. Interest accrues at a fluctuating rate equal to the short-term prime rate of the Dai-ichi Kangyo Bank in Tokyo, Japan. This note has no right of offset against the Company's investment in the joint venture. On July 3, 2000 the company sold 52.5% of its interest (or 21% of the total common stock outstanding) in Onsale Japan K.K. to Indigo Corporation for approximately $2.5 million, representing a gain of approximately $2.3 million. There is no remaining carrying value in this asset.

NOTE 5- RELATED PARTY TRANSACTIONS

In the fourth quarter of 1998, the Company entered into a five year secured loan agreement with Company's Chief Executive Officer and loaned him $250,000 for housing assistance related to his relocation and employment. This loan is recorded as a long-term note receivable, included in other assets, and requires quarterly interest payments computed at an annual interest rate of 4.46%. The Board of Directors resolved, on August 23, 2000, that all amounts of principal and accrued but unpaid interest would be forgiven as follows: (a) one-third of the outstanding principal and accrued interest due as of January 1, 2001 will be forgiven on such date; (b) one-half of the outstanding principal and accrued interest due as of January 1, 2002 will be forgiven on such date; and (c) all principal and accrued interest remaining due as of January 1, 2003 will be forgiven on such date. The forgiveness is subject to certain provisions regarding his continued employment with the Company. Compensation expense related to the forgiveness as of January 1, 2001 was recognized in the year 2000.

NOTE 6 - CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

The Company's Board of Directors is authorized, subject to any limitation prescribed by Delaware law, to issue up to 2,000,000 shares of preferred stock, with such designation, preferences, special rights, qualifications, limitations or restrictions as expressed in a Board resolution, without any further vote or action by the voting stockholders. The Board may authorize the issuance of such preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. Thus, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company.

In March 1999, Old Egghead issued 3,249,000 shares of its common stock through a secondary offering, resulting in net proceeds of $72.9 million.

On February 17, 2000 the Company entered into an equity financing agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington"). On March 6, 2000, the Company issued approximately 700,000 shares of common stock at an average price of $10.67, reflecting a 5.6% discount from market prices, resulting in net proceeds of $7.4 million. On March 29, 2000, the Company issued an additional 2.3 million shares of common stock for $6.75 per share, reflecting a 2.7% discount from the closing market price on that date, which resulted in net proceeds of $15.5 million. On July 14, 2000, the Company issued another 2.0 million shares of common stock at an average price of $1.96 per share, reflecting a 16.1% average discount from market prices, which resulted in net proceeds of $3.9 million.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the acquisition of Old Egghead, the Company assumed Old Egghead's 1997 Non-officer Employee Stock Option Plan, the Surplus Software, Inc. 1996 Stock Option Plan, the Non-employee Director Stock Option Plan and the Amended and Restated 1993 Stock Option Plan (collectively, the "Old Egghead Plans"). Outstanding options in these plans totaled 1,348,876 shares at November 19, 1999, the date of the merger. The options that were issued under the Old Egghead Plans have retained their original option dates, option term and vesting schedules. The options generally vest over four years and terminate after 10 years.

1995 Equity Incentive Plan

Under the Company's 1995 Equity Incentive Plan (the "1995 Plan"), shares of common stock are reserved for issuance pursuant to stock options, restricted stock and stock bonuses that may be granted to employees, directors and consultants. Upon the adoption of the 1995 Plan, 3.5 million shares were reserved for issuance. In May 1998, the Company's stockholders approved an increase of an additional 1.8 million shares to be reserved for issuance under this plan. In May 1999, the Company's stockholders approved an increase of an additional 392,000 shares to be reserved for issuance under the plan, as well as an amendment to the plan providing that the number of shares available for issuance would be increased automatically each year by an amount equal to 4% of the outstanding shares of the Company's common stock as of the last day of the prior year. In November 1999, the Company's stockholders approved an increase of an additional 950,000 shares to be reserved for issuance under the plan. Stock options must be granted with exercise prices of at least the fair market value of the Company's common stock on the date of grant. Options generally vest over a 48-month period and expire at the conclusion of terms not exceeding ten years from the date of grant. At December 31, 2000, 8,095,498 shares were reserved for issuance under the 1995 Plan.

Directors Stock Option plan

In December 1996, the Company's Board of Directors adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and reserved 100,000 shares of common stock for issuance thereunder. The Company's stockholders approved the Directors Plan in January 1997, however the plan was terminated on November 19, 1999, upon of the completion of the merger with Old Egghead. Outstanding options continue to vest, but no new options can be granted from this plan. The options vest over a 48-month period and expire ten years from the date of grant. At December 31, 2000, there were options to purchase 58,238 shares of common stock, with exercise prices ranging from $2.00 to $31.50, outstanding under the Directors Plan, of which 49,140 options were exercisable.

2000 Equity Incentive Plan

In July 2000, the Company's Board of Directors approved the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan will not be subjected to stockholder approval, and only director level employees and lower level employees are eligible for grants under this plan. Upon the adoption of the 2000 Plan, 1.0 million shares were reserved for issuance. Options vest over a 48- month period and expire at the conclusion of terms not exceeding ten years from the date of grant. At December 31, 2000, 1.0 million shares were reserved for issuance under the 2000 Plan.

Employee Stock Purchase plan

In December 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 150,000 shares of common stock for issuance thereunder. The Company's stockholders approved the Purchase Plan in January 1997. In May 1998, the Company's stockholders approved an increase of an additional 300,000 shares to be reserved for issuance under this plan, as well as an amendment providing that the number of shares reserved for issuance thereunder would be increased automatically at the beginning of each year by an amount equal to 1.5% of the outstanding shares of the Company's common stock as of the last day of the prior year. The Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of their annual compensation not to exceed $21,250. Eligible employees may purchase up to 1,500 shares at each purchase period. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. Each offering period has a maximum duration of 24 months, and shares of common stock are purchased for each participant at semi-annual intervals during each offering period. At December 31, 2000, 932,600 shares were reserved for future issuance under this plan.

In connection with the acquisition of the Old Egghead, the Company assumed the 1989 Employee Stock Purchase Plan of Old Egghead and provided Old Egghead employees the option to acquire the Company's common stock, as long as they were still employed by the Company at June 30, 2000, the stock purchase date. The stock was issued at the lesser of 85% of the fair market value of the Company's common stock on July 1, 1999 or 85% of the fair market value on the following June 30. This plan was discontinued after the June 30, 2000 purchase period was completed.

A summary of stock option activity under the Plans, the 1995 Plan, the 2000 Plan and the Directors Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 1997	4,203,811	$ 8.78

Granted	1,891,199	20.84
Exercised	(1,418,658)	13.28
Canceled	(642,739)	9.63

Balance at December 31, 1998	4,033,613	12.66

Granted	3,437,993	22.89
Exercised	(468,843)	6.83
Canceled	(1,524,251)	20.49

Balance at December 31, 1999	5,478,512	17.34

Granted	5,153,482	4.70
Exercised	(533,317)	0.53
Canceled	(3,254,486)	18.20

Balance at December 31, 2000	6,844,191	$ 8.73

The weighted-average grant-date fair value of options granted was $3.94, $17.48, and $16.58 during 2000, 1999, and 1998, respectively.

At December 31, 1999, 2.1 million options were fully vested and exercisable at prices ranging from $.03 to $63.50, and at December 31, 1998, 1.5 million options were fully vested and exercisable at prices ranging from $0.03 to $33.61.

The following table summarizes information about stock options outstanding as of December 31, 2000:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.53	-	2.13	469,247	9.74	$1.35	19,324	$1.98
$2.16	-	2.25	1,308,350	9.55	$2.24	123,804	$2.25
$2.28	-	2.44	798,829	9.59	$2.40	65,443	$2.42
$2.47	-	4.19	801,999	9.47	$3.46	85,656	$3.71
$4.38	-	9.50	814,490	8.68	$7.56	232,397	$6.73
$9.51	-	12.00	735,420	6.57	$9.94	642,336	$9.73
$12.17	-	14.75	643,132	8.32	$14.04	267,022	$14.27
$14.88	-	22.13	711,144	8.00	$19.13	364,841	$19.24
$22.40	-	50.25	561,580	8.45	$27.33	226,491	$27.91
			6,844,191			2,027,314

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

The fair value of options granted under the 1995 Plan, the 2000 Plan and stock purchase rights under the Purchase Plan for fiscal years 2000, 1999 and 1998 has been estimated at the date of grant using a Black- Scholes option pricing model. The following assumptions were used for the 1995 Plan, the 2000 Plan and the Director's Plan: dividend yield of 0.0%; risk-free interest rates of 5.1%, 5.5% and 5.1% in 2000, 1999 and 1998, respectively; a weighted average expected option term of five years; and expected volatility of 121% in 2000 and 100% in 1999 and 1998. The following assumptions were used for the Purchase Plan: dividend yield of 0.0%; risk free interest rates of 6.4%, 4.5% and 5.7% in 2000, 1999 and 1998, respectively; a weighted average expected option term of two years; and volatility of 121% in 2000 and 100% in 1999 and 1998.

The fair value of options granted under Old Egghead's Plans for fiscal 1998 was estimated at the date of grant using a Black-Scholes option pricing model. The following assumptions were used for the Plan: dividend yield of 0.0%; risk-free interest rate of 5.4%; a weighted average expected option term of 4.3 years; and volatility of 96%.

Had compensation cost been recognized in accordance with SFAS 123, the pro forma results would have been a net loss of $76.0 million or $1.87 per basic and diluted share in 2000, a net loss of $169.6 million or $4.69 per basic and diluted share in 1999, and a net loss of $56.5 million or $1.72 per basic and diluted share in 1998.

Because the determination of the fair value of the options granted for all periods presented is based on the assumptions set forth above, the above pro forma disclosures may not be indicative of the pro forma effects of option grants on reported net income (loss) for future years.

NOTE 8 - 401(k) PLAN

Effective November 1996, the Company adopted the Onsale 401(k) Plan (the "401(k) Plan"). The 401(k) Plan qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed 15% of their total compensation. The Company, at its discretion, may make contributions for the benefit of eligible employees. The Company's contributions for 2000 were approximately $285,000, contributions for all other periods presented were not significant.

The Company assumed Old Egghead's 401(k) Plan ("the Old Egghead 401(k) Plan") upon consummation of the acquisition of Old Egghead. In the Old Egghead 401(k) Plan, employee contributions were matched by the Company at 25% of the employee's contribution, up to 5% of each employee's compensation upon the employee's completion of six months of full-time employment or one year of eligibility service. Contributions are fully vested upon the completion of five years of service.

NOTE 9 - INCOME TAXES

There was no provision for income taxes during the years ended December 31, 2000, 1999 or 1998. The provision (benefit) for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as summarized below (in thousands):

	Years Ended December 31,
	2000	1999	1998
Tax benefit at statutory rate	$ (21,294)	$ (48,318)	$(16,690)
Non-recognition of benefit of operating losses	21,287	38,709	16,648
Goodwill write-off	-	10,379	-
Merger costs	-	(790)	-
Other	7	20	42
	$ -	$ -	$ -

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company provides a valuation allowance for the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance is required at December 31, 2000.

Significant components of the Company's deferred tax assets are as follows:

	2000	1999	1998
Net operating loss carry forwards	$ 110,298	$ 87,170	$ 38,551
Reserves and accruals	3,328	4,482	10,952
Other	-	-	85
	113,626	91,652	49,588
Valuation allowance	(113,626)	(91,652)	(49,588)
	$ -	$ -	$ -

The Company has a net operating loss carryforward for federal tax purposes of approximately $317 million, which will expire beginning in 2014.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space for its corporate headquarters and warehouse. These leases expire at various times from one year to four years. Future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2000 were as follows (in thousands):

Years ending December 31,	Amount
2001	$ 3,166
2002	3,026
2003	1,309
2004	267
2005	-
$ 7,768

Total rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $3.0 million $3.1 million, and $2.8 million, respectively.

The Company has recorded a liability for retail stores and distribution facility lease terminations in connection with its retail restructurings. See Note 12.

Sponsorship Agreements

The Company has entered into certain sponsorship agreements on specific web sites requiring minimum payments of $1.2 million and, under certain conditions, incremental fees based on the volume of traffic to its web site. These agreements expire at various times from March 2001 to June 2001.

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

NOTE 11 - ACQUISITIONS

Merger with Old Egghead

On November 19, 1999, the Company acquired Old Egghead, a publicly traded online retailer of software and other computer related products. Under the terms of the acquisition which was accounted for as a pooling of interests, the Company exchanged approximately 17.4 million shares of its common stock for all of the outstanding shares of Old Egghead common stock. Additionally, the Company converted options to purchase approximately 2.5 million shares of Old Egghead common stock into options to purchase approximately 1.4 million shares of the Company's common stock. During 1999, the Company recorded merger-related expenses of approximately $52.2 for direct transaction costs including investment banking and financial advisory fees of approximately $7.0 million and other merger related expenses of $6.8 million, consisting primarily of professional services, severance costs, contract termination costs and other merger related expenses. The Company also wrote off assets representing duplicate facilities which were abandoned, including hardware and software of approximately $8.7 million and goodwill of $30.5 million associated with these duplicate facilities. In 2000, the Company incurred approximately $2.4 million of additional merger related severance payments partially offset by the reduction of approximately $1.7 million in 1999 merger reserves.

Old Egghead Acquisition Of Surplus Direct

On August 14, 1997, Old Egghead acquired Surplus Direct by issuing 3,000,652 shares of Old Egghead common stock, valued at approximately $32.6 million, and 163,348 options to purchase Old Egghead common stock. The transaction included payment of $6.0 million of Surplus Direct debt. At the time, Surplus Direct was engaged in direct marketing of off-price computer hardware and software through catalogs and two Internet commerce sites. This acquisition was recorded using the purchase method of accounting. Operating results of Surplus Direct are included in the statement of operations from the date of acquisition. An excess purchase price of approximately $34.2 million, over identifiable assets, was determined based on the fair values of assets acquired and liabilities assumed. This goodwill was being amortized over 20 years. In January 1999, the Company received and subsequently retired 56,497 shares of Old Egghead common stock originally issued in connection with the Surplus Direct acquisition in settlement of certain pre- acquisition contingencies.

NOTE 12 - RESTRUCTURING AND REORGANIZATION

In the fourth quarter of 1997, Old Egghead recorded a $37.6 million restructuring charge to reorganize its operations for a plan involving, among other things, closing the remaining Old Egghead retail stores, a significant reduction in its headquarters staff and the closure of its Sacramento, California distribution center. This charge included approximately $17.1 million for retail lease terminations and related fixed asset disposals, $10.0 million for store closing costs, $6.2 million for the liquidation of inventory, $2.1 million for the closure of the Sacramento distribution center and $2.2 million in severance, fixed asset disposal and other miscellaneous expenses related to the reduction of Old Egghead's headquarters operation. The $37.6 million restructuring charge was recorded as a $6.2 million charge to gross profit, a $6.4 million charge to selling and marketing expenses, a $0.5 million charge to general and administrative expenses and a $24.5 million charge to restructuring and impairment charges. The $24.5 million 1997 restructuring and impairment charge was partially offset by a reduction of $5.0 million in 1996 restructuring and impairment reserves. The Company anticipates that the remaining payables as of December 31, 2,000, consisting primarily of $1.7 million in lease obligations, will be substantially completed by the 2007.

NOTE 13 - RECAPITALIZATION OF SUBSIDIARY

On November 11, 1997, Old Egghead recapitalized its wholly owned subsidiary Elekom Corporation. As part of the recapitalization, certain venture capitalists invested capital in Elekom, reducing the Company's ownership percentage to approximately 26% at the end of 1997. Prior to recapitalization, income and expenses of Elekom were recorded in the Company's operating results. After recapitalization, the Company's share of the results of operations of Elekom were included using the equity method of accounting and are reflected in the other income (expense) in the Company's consolidated statements of operations. On November 9, 1998, the remaining ownership in Elekom was sold at a gain of approximately $3.3 million. Due to a contingency clause in the sales agreement approximately $600,000 in gain from the sale was deferred and held in escrow. The company received the escrowed monies and accordingly recorded a gain of approximately $662,000 in 2000.

NOTE 14 - SUBSEQUENT EVENTS

In February 2001, the Company entered into a $20 million secured inventory financing credit line with IBM Credit Corporation. This credit facility terminates in February 2002, unless renewed by both parties. This financing line is secured by the Company's inventory and equipment, accounts and accounts receivable, general intangibles and other collateral. This agreement requires the Company to make payments to IBM on a tri-monthly basis for amounts borrowed under this credit line, and imposes several requirements and restrictions on the company, including restrictions on the Company's ability to sell its assets, merge with other entities, incur most forms of additional debt and make specified forms of investments, among others.

In March 2001, the Company announced a reduction in force of 77 people which included full-time regular employees, temporary workers and contractors.

FINANCIAL STATEMENT SCHEDULES

II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000:
(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Balance at End of Period
Year Ended December 31, 2000
Allowance for doubtful accounts	$ 2,320	$ 1,763	$ (1,747)	$ 2,336

Year Ended December 31, 1999
Allowance for doubtful accounts	$ 1,273	$ 3,628	$ (2,581)	$ 2,320

Year Ended December 31, 1998
Allowance for doubtful accounts	$ 2,765	$ 7,678	$ (9,170)	$ 1,273

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

Quarterly Financial Data

Quarterly financial data for the years ended December 31, 2000 and 1999 are summarized in the following table: (In thousands, except per share amounts)

	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000

Net sales	$ 152,049	$ 129,750	$ 105,425	$ 91,624
Gross profit	8,846	8,770	10,493	9,139
Net loss	(25,059)	(17,661)	(9,908)	(9,572)
Net loss per share:
Basic and diluted	$ (0.67)	$ (0.44)	$ (0.24)	$ (0.23)

	March 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999

Net sales	$ 117,335	$ 128,109	$ 142,551	$ 153,213
Gross profit	10,389	5,286	5,936	6,016
Net loss (1)	(18,335)	(22,356)	(23,874)	(90,364)
Net loss per share:
Basic and diluted	$ (0.54)	$ (0.61)	$ (0.64)	$ (2.44)

(1) Net loss for the quarter ended December 31, 1999 includes merger related costs of $52.2 million. See Note 11 to the Consolidated Financial Statements included elsewhere in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective August 21, 2000, we engaged Deloitte & Touche LLP to replace PricewaterhouseCoopers LLP as our independent public accountants. Our board of directors approved this decision on August 16, 2000. The reports of PricewaterhouseCoopers LLP on our financial statements for each of 1998 and 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During 1998 and 1999 and through August 21, 2000, we had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused it to make reference to the subject matter of the disagreement in its report on our financial statements for such years. Also, during this period, we had no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that in February 2000 PricewaterhouseCoopers LLP reported to our audit committee regarding two material control weaknesses. They recommended that we establish policies and procedures to strengthen the controls surrounding processing of deferred revenue and related transactions on a timely basis, and establish and implement policies and procedures to pre-test changes to our computer systems. We approved those recommendations and we have taken corrective action, including the establishment of new procedures and the enhancement of existing procedures, and acquisition of new order management software, to ensure that deferred revenue and related transactions are reconciled timely and any material corrections are made. In addition, we have implemented policies and procedures requiring user testing of all material changes to computer systems prior to implementation, and intend to enhance quality assurance procedures as well.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the proxy statement for our 2001 Annual Meeting of Stockholders, which we intend to file on or before April 30, 2001. The information required by this item will be set forth in the sections of the proxy statement entitled "Proposal No. 1 - Election of Directors," "Management" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the proxy statement for our 2001 Annual Meeting of Stockholders, which we intend to file on or before April 30, 2001. The information required by this item will be set forth in the sections of the proxy statement entitled "Proposal No. 1 - Election of Directors," "Executive Compensation" and "Company Stock Price Performance."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to the proxy statement for our 2001 Annual Meeting of Stockholders, which we intend to file on or before April 30, 2001. The information required by this item will be set forth in the section of the proxy statement entitled "Security Ownership of Principal Stockholders, Directors and Management."

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the proxy statement for our 2001 Annual Meeting of Stockholders, which we intend to file on or before April 30, 2001. The information required by this item will be set forth in the sections of the proxy statement entitled "Related Party Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this annual report:

1. Financial Statements. See Index to Financial states at Item 8 on page 30.

2. Financial Statement Schedules. See Index to Financial Statements at Item 8 on page 30.

Omitted schedules are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

3. Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this annual report:
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Amended and Restated Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on November 19, 1999.	S-4	333-87377	3.02	09/17/99
3.02	Amended and Restated Bylaws of the Registrant, as adopted on September 10, 1999.	S-4	333-87377	3.03	09/17/99
4.01	Investors Rights Agreement, dated September 12, 1996, among the Registrant and the parties indicated therein.	S-1	333-18489	4.01	12/20/96
10.01	Egghead.com 2000 Equity Incentive Plan, as adopted on March 13, 2000, and forms of related agreements.*	S-8		4.04	08/08/00
10.02	Revised Senior Management Bonus Plan, Q2-Q4 Year 2000.*	10-Q		10.03	08/14/00
10.03	Uniform Severance Guidelines for Egghead Executives.*	10-Q		10.04	08/14/00
10.04	Offer letter, dated March 15, 2001, by the Registrant to Mark C. Shepherd.*					X
10.05	Offer letter, dated January 23, 2001, by the Registrant to Robert S. Islinger.*					X
10.06	Amendment to offer letter, dated January 1, 2001, by the Registrant to Jeffrey F. Sheahan.					X
10.07	Common Stock Purchase Agreement, dated February 17, 2000, between the Registrant and Acqua Wellington North American Equities Fund, Ltd., dated February 17, 2000.	8-K		1.01	02/23/00
10.08	Letter Agreement, dated March 29, 2000, between the Registrant and Acqua Wellington North American Equities Fund, Ltd.	8-K		99.01	04/04/00
10.09	Draw Down Notice, dated July 18, 2000, between the Registrant and the Acqua Wellington North American Equities Fund, Ltd.	8-K		99.01	07/20/00
10.10	Lease Agreement, dated October 17, 2000, between the Registrant and The Columbian Publishing Company. **					X
10.11	Agreement for Inventory Financing, dated February 29, 2001, between the Registrant and IBM Credit Corporation. **					X
21.01	List of subsidiaries of the Registrant.					X
23.01	Consent of Deloitte & Touche LLP, Independent Auditors.					X
23.02	Consent of PricewaterhouseCoopers LLP, Independent Accountants.					X
24.01	Power of Attorney (see signature page after Item 14).					X

* Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

** Pursuant to Item 601(b)(2) of Regulation S-K, certain attachments have been omitted but will be furnished supplementally to the Commission upon request.

(b) Reports on Form 8-K.

We did not file any current reports on Form 8-K during the quarterly period ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001	EGGHEAD.COM, INC.
By: /s/ Jeffrey F. Sheahan Jeffrey F. Sheahan Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey F. Sheahan and Mark C. Shepherd, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ Jeffrey F. Sheahan	Chief Executive Officer, President	March 30, 2001
Jeffrey F. Sheahan	and a Director

Principal Financial and Accounting Officer:
/s/ John Labbett	Executive Vice President and	March 30, 2001
John Labbett	Chief Financial Officer

Additional Directors:
/s/ George Orban	Co-Chairman of the Board	March 30, 2001
George Orban

/s/ S. Jerrold Kaplan	Co-Chairman of the Board	March 30, 2001
S. Jerrold Kaplan

Director
C. Scott Gibson

Director
Peter Harris

/s/ Kenneth J. Orton	Director	March 30, 2001
Kenneth J. Orton

/s/ Robert T. Wall	Director	March 30, 2001
Robert T. Wall

Director
Karen White

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on November 19, 1999.	S-4	333-87377	3.02	09/17/99
3.02	Amended and Restated Bylaws of the Registrant, as adopted on September 10, 1999.	S-4	333-87377	3.03	09/17/99
4.01	Investors Rights Agreement, dated September 12, 1996, among the Registrant and the parties indicated therein.	S-1	333-18489	4.01	12/20/96
10.01	Egghead.com 2000 Equity Incentive Plan, as adopted on March 13, 2000, and forms of related agreements.*	S-8		4.04	08/08/00
10.02	Revised Senior Management Bonus Plan, Q2-Q4 Year 2000.*	10-Q		10.03	08/14/00
10.03	Uniform Severance Guidelines for Egghead Executives.*	10-Q		10.04	08/14/00
10.04	Offer letter, dated March 15, 2001, by the Registrant to Mark C. Shepherd.*					X
10.05	Offer letter, dated January 23, 2001, by the Registrant to Robert S. Islinger.*					X
10.06	Amendment to offer letter, dated January 1, 2001, by the Registrant to Jeffrey F. Sheahan.					X
10.07	Common Stock Purchase Agreement, dated February 17, 2000, between the Registrant and Acqua Wellington North American Equities Fund, Ltd.	8-K		1.01	02/23/00
10.08	Letter Agreement, dated March 29, 2000, between the Registrant and Acqua Wellington North American Equities Fund, Ltd.	8-K		99.01	04/04/00
10.09	Draw Down Notice, dated July 18, 2000, between the Registrant and the Acqua Wellington North American Equities Fund, Ltd.	8-K		99.01	07/20/00
10.10	Lease Agreement, dated October 17, 2000, between the Registrant and The Columbian Publishing Company. **					X
10.11	Agreement for Inventory Financing, dated February 29, 2001, between the Registrant and IBM Credit Corporation. **					X
21.01	List of subsidiaries of the Registrant					X
23.01	Consent of Deloitte & Touche LLP, Independent Auditors.					X
23.02	Consent of PricewaterhouseCoopers LLP, Independent Accountants.					X
24.01	Power of Attorney (see signature page after Item 14).					X

* Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

** Pursuant to Item 601(b)(2) of Regulation S-K, certain attachments have been omitted but will be furnished supplementally to the Commission upon request.