Form 10-Q
period 2001-03-31
EGGHEAD COM INC/DE
filed 2001-05-14
CIK 1026506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    0-29184

EGGHEAD.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0408319
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1350 Willow Road
Menlo Park, California    94025
(Address of principal executive offices including zip code)

(650) 470-2400
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of April 30, 2001, there were 42,932,669 shares of the Registrant's common stock outstanding.

EGGHEAD.COM, INC.
TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

EGGHEAD.COM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents*	$ 14,437	$ 31,466
Short-term investments	1,161	1,166
Accounts receivable, net of allowances of $1,938 and $1,953	13,663	15,490
Merchandise inventory	5,628	6,123
Prepaid expenses and other current assets	2,449	3,658
Total current assets	37,338	57,903

Property and equipment, net	13,743	13,294
Other assets	733	772
Total assets	$ 51,814	$ 71,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,765	$ 26,330
Accrued expenses	18,052	21,292
Deferred revenue	1,991	3,108
Total current liabilities	38,808	50,730

Long-term liabilities	2,167	2,348

Stockholders' equity:
Convertible preferred stock, $0.001 par value; 2,000,000
shares authorized: no shares issued and outstanding	-	-
Common stock, $0.001 par value; 98,000,000 shares
authorized; 42,932,669 and 42,857,483 shares issued
and outstanding, respectively	43	42
Additional paid-in capital	349,690	349,625
Accumulated deficit	(338,894)	(330,776)
Total stockholders' equity	10,839	18,891
Total liabilities and stockholders' equity	$ 51,814	$ 71,969
_____________________________ * Includes restricted cash of approximately $1.2 million as of March 31,2001 and December 31, 2000
See notes to consolidated financial statements.

EGGHEAD.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2001	2000
Revenue:
Online	$ 82,611	$ 147,375
Commission and other revenue	2,690	4,674
Total revenue	85,301	152,049

Cost of online revenue	75,877	143,203

Gross profit:
Online	6,734	4,172
Commission and other revenue	2,690	4,674
Total gross profit	9,424	8,846

Operating expenses:
Sales and marketing	11,601	21,907
General and administrative	3,921	6,702
Engineering	2,475	3,906
Merger costs	-	2,488
Total operating expenses	17,997	35,003
Loss from operations	(8,573)	(26,157)

Equity in net loss of joint venture	-	(200)
Interest and other income, net	452	1,298
Net loss	$ (8,121)	$ (25,059)

Net loss per share - basic and diluted	$ (0.19)	$ (0.67)

Weighted average common shares outstanding for
purposes of computing:
Basic and diluted	42,897	37,496
See notes to consolidated financial statements.

EGGHEAD.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$ (8,121)	$ (25,059)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in net loss of joint venture	-	200
Interest on long-term liabilities	6	-
Unrealized gains on short-term available-for- sale investments	3	-
Foreign currency translation gains	(187)	-
Depreciation and amortization	1,246	924
Changes in assets and liabilities:
Accounts receivable, net	1,827	(5,342)
Merchandise inventory	495	3,898
Prepaid expenses and other assets	1,248	(1,021)
Accounts payable	(7,565)	(11,636)
Accrued expenses	(3,240)	(3,850)
Deferred revenue	(1,117)	(1,890)
Reserves and liabilities related to restructuring	-	(224)
Net cash used in operating activities	(15,405)	(44,000)

Cash flows from investing activities:

Proceeds from sales of short-term available-for-sale investments	-	5,646
Purchase of property and equipment	(1,690)	(894)
Net cash provided by (used in) investing activities	(1,690)	4,752

Cash flows from financing activities:
Proceeds from issuance of common stock	66	23,554
Net cash provided by financing activities	66	23,554

Net decrease in cash and cash equivalents	(17,029)	(15,694)
Cash and cash equivalents at beginning of period	31,466	68,223
Cash and cash equivalents at end of period	$ 14,437	$ 52,529

See notes to consolidated financial statements.

EGGHEAD.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(unaudited)

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles and, in the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary to fairly present financial position, results of operations and cash flows of Egghead.com, Inc. for the periods presented. These financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent period.

2. Cash and cash equivalents and short-term investments

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with an original maturity of three months or less from the date of purchase. Our short-term investments consist of certificates of deposit, commercial paper and debt securities with remaining maturities between 90 and 365 days. We classify all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires us to account for our investments at fair market value as of the balance sheet date and record unrealized gains and losses in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. Of our cash balances as of March 31, 2001 and December 31, 2000, approximately $1.2 million was restricted, primarily to serve as collateral for the leases of our Vancouver, Washington office and warehouse.

3. BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the provisions of SFAS 128, "Earnings Per Share" which requires us to report both basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

During the quarters ended March 31, 2001 and 2000, options to purchase approximately 6.6 million and 5.4 million shares, respectively, were outstanding but were not included in the computation because they are antidilutive.

4. INVENTORY FINANCING

In February 2001, we entered into a $20 million secured inventory financing credit line with IBM Credit Corporation. This credit facility terminates in February 2002, unless renewed by both parties. This financing line is secured by our inventory and equipment, accounts and accounts receivable, general intangibles and other collateral. This agreement requires us to make payments to IBM on a tri-monthly basis for amounts borrowed under this credit line, and imposes several requirements and restrictions on the company, including restrictions on our ability to sell our assets, merge with other entities, incur most forms of additional debt and make specified forms of investments, among others. As of March 31, 2001 $42,000 was outstanding under this line and included in Accounts Payable.

5. 2000 EQUITY INCENTIVE PLAN

In March 2001, our Board of Directors amended our 2000 Equity Incentive Plan to increase the number of shares authorized and reserved for issuance under the plan from 1.0 million shares to 2.5 million shares. We awarded stock options representing the right to purchase nearly all of the additional 1.5 million shares, as well as options to purchase approximately 1.4 million shares under our 1995 Equity Incentive Plan on April 12, 2001, to employees of Egghead as of April 7. These options have a term of 10 years, and vest and become exercisable in full on April 12, 2004. However, these options will vest and become exercisable at an earlier date, in the following amounts, if we achieve the following financial performance goals:

  if we become profitable (if we have positive net income measured in accordance with GAAP) during a fiscal quarter, then the option will vest and become exercisable with respect to 50% of the covered shares on the day we publicly announce these quarterly results;

  if we achieve a positive operating income, excluding one-time non-operating charges, of at least 2% of total revenue during a fiscal quarter, then the option will vest and become exercisable with respect to the additional 25% of the shares on the day we publicly announce these quarterly results;

  if we achieve a positive operating income, excluding one-time non-operating charges, of at least 3% of total revenue during a fiscal quarter, then the option will vest and become exercisable with respect to an additional 25% of the shares on the day we publicly announce these quarterly results.

6. REDUCTION IN FORCE

In March 2001, we announced a reduction in force of 77 people, which included full-time regular employees, temporary workers and contractors. As a result, we recorded severance and related costs of approximately $310,000 during the quarter ended March 31, 2001.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

8. SUBSEQUENT EVENTS

In April 2001, we announced an across-the-board reduction in force of approximately 29% of our work force, which included 21 full-time, temporary and contract workers in our Menlo Park, California offices and 157 full-time, temporary and contract workers in our Vancouver, Washington facilities. As a result, we expect to record severance and related costs of approximately $938,000 during the quarter ending June 30, 2001.

In April 2001, we sublet approximately one-half of our office space in Menlo Park, California to a third party for the remaining term of our lease, which expires in November 2002. Under the sublease, we expect to receive rent of approximately $350,000 per quarter.

In April 2001, we sold the remainder of our equity interest in Onsale Japan K.K. to Softbank Corp. in exchange for Softbank's agreement to forgive our principal obligation of $2.0 million, plus all accrued interest, that we owed under a promissory note that we issued to Softbank to fund our initial investment in Onsale Japan K.K. Accordingly, we will recognize a gain on this sale of approximately $2.1 million in the second quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements within the meaning of the Securities Act and the Exchange Act. These statements typically refer to future events or financial results, including statements in the future tense and statements indicating that we "believe," "expect," "anticipate" or " intend" certain events may occur or certain trends may continue, that involve risks and uncertainties. For example, these forward-looking statements include our expectations about future levels of revenues, expense, and capital expenditures. Although these statements reflect the current judgment of our management, we can only base such statements on facts and factors that we currently know. Our actual results could differ materially from those anticipated in these forward- looking statements. Factors that might cause those differences include those set forth under "Factors That May Affect Future Operating Results." These forward- looking statements speak only as of the date of this annual report, and we will not necessarily update information in this report if any forward-looking statement later turns out to be inaccurate.

Business Overview

We are an Internet-based direct marketer specializing in technology and related products and services for the office and home. Our target customers are primarily small and medium businesses, as well as consumers. Through our web site, we offer a wide assortment of new, excess and closeout products, as well as business services, both at fixed prices and through our live online auctions. In addition, our business account management team, which we formed during the third quarter of 2000, provides account and sales assistance via telephone and targeted e-mails to our business customers to complement the online shopping experience that we provide with our web site.

We carry a broad assortment of technology products, office products and business services, provided primarily by name brand manufacturers and service providers. Most of these offerings are targeted to meet the needs of the small and medium sized business market. We also target the consumer market with an assortment of consumer electronics, sporting goods, vacation packages and other consumer products. We seek to maintain competitive pricing for our technology products and office products by utilizing our distribution partners to provide fulfillment services for a substantial portion of our sales. In addition, through our on-line Business Solutions Center, we offer leasing, extended warranties, government and education support, software licensing, on-line training and a broad offering of business services.

As of March 31, 2001, we had 612 employees, including 153 business account representatives. By March 31, 2001, we had approximately 3.9 million people registered to bid or buy, and approximately 228,000 new registrants and 196,000 unique buyers in the first quarter of 2001.

Recent Developments

In February 2001, we entered into a $20 million secured inventory financing credit line with IBM Credit Corporation. This credit facility terminates in February 2002, unless renewed by both parties. This financing line is secured by our inventory and equipment, accounts and accounts receivable, general intangibles and other collateral. This agreement requires us to make payments to IBM on a tri-monthly basis for amounts borrowed under this credit line, and imposes several requirements and restrictions on the company, including restrictions on our ability to sell our assets, merge with other entities, incur most forms of additional debt and make specified forms of investments, among others. As of March 31, 2001 we had financed $42,000 of inventory purchases under this credit line.

In April 2001, we announced an across-the-board reduction in force of approximately 29% of our work force, which included 21 full-time, temporary and contract workers in our Menlo Park, California offices and 157 full-time, temporary and contract workers in our Vancouver, Washington facilities. As a result, we expect to record severance and related costs of approximately $938,000 during the second quarter of 2001.

Results of Operations

The following table presents our results of operations for the quarters ended March 31, 2001 and 2000 in absolute dollars and as a percentage of total revenue, or in the case of gross profit, as a percentage of online revenue or commission and other revenue, respectively. The operating results in any periods are not necessarily indicative of the results to be expected for any future period.

	Quarter Ended March 31,
	(Dollars in thousands)
	2001		2000
	Amount	%	Amount	%
Revenue:
Online	$ 82,611	96.8	$ 147,375	96.9
Commission and other revenue	2,690	3.2	4,674	3.1
Total revenue	$ 85,301	100.0	$ 152,049	100.0

Gross profit:
Online	$ 6,734	8.2	$ 4,172	2.8
Commission and other revenue	2,690	100.0	4,674	100.0
Total gross profit	9,424	11.1	8,846	5.8

Operating expenses:
Sales and marketing	11,601	13.6	21,907	14.4
General and administrative	3,921	4.6	6,702	4.4
Engineering	2,475	2.9	3, 906	2.6
Merger-related costs	-	-	2,488	1.6
Total operating expenses	17,997	21.1	35,003	23.0

Loss from operations	(8,573)	(10.0)	(26,157)	(17.2)

Equity in net loss of joint venture	-	-	(200)	(0.1)
Interest and other income, net	452	0.5	1,298	0.8
Net loss	$ (8,121)	(9.5)	$ (25,059)	(16.5)

Revenue

Our revenue consists of online revenue and commission and other revenue. Online revenue consists of sales of merchandise, services and shipping and handling revenue, net of returns. We generate online revenue on either a purchase or a consignment basis. In purchased inventory transactions, we purchase and take title to merchandise up front, process sales, ship the merchandise to the customer and assume the credit and return risk. In consignment transactions, we do not take title to merchandise until we sell it to a customer and charge the customer's credit card. We either directly ship the merchandise to the customer or arrange for a third party to complete the delivery, and we assume the credit and return risk. Commission and other revenue consists of commissions on auction and clearance sales, vendor market development funds and advertising revenue from vendors and other businesses. In commission transactions, the supplier charges the customer's credit card, maintains title to the inventory, ships the merchandise and assumes the credit and return risk. For a more detailed description of our sources of revenue, the risks that we bear under each revenue model and the revenue recognition for each model, see note 1 of the notes to the consolidated financial statements in our 2000 Annual Report on Form 10-K.

Online revenue decreased $64.8 million, or 43.9%, for the quarter ended March 31, 2001 compared with the quarter ended March 31, 2000. The decrease in online revenue was attributable primarily to the following factors:

  our decision to eliminate unprofitable sales;

  raising prices with the goal of increasing margins; and

  the downturn in the U.S. economy and weakening demand for technology products.

Commission and other revenue decreased $2.0 million, or 42.4%, for the quarter ended March 31, 2001 compared with the quarter ended March 31, 2000, due primarily to weakened demand for online advertising.

Due to current economic slowdown in the U.S. economy, there is increased uncertainty with respect to our expected revenues for the balance of 2001. We are seeking to increase our product margins and manage our expenses to achieve profitability, rather than seeking to grow revenues without regard to margins. We also expect the average transaction size for customer purchases to increase as we continue to shift our focus towards sales to small and medium size business customers and away from consumers. See "Factors That May Affect Future Operating Results -- Our operating results may fluctuate significantly and may be difficult to predict."

New goods vs. closeout and excess goods. During the first quarter of 2001, revenue from sales of new goods constituted 39% of our total revenue versus 44% during the first quarter of 2000. Sales of excess and refurbished goods constituted 58% of our total revenue during the first quarter of 2001 versus 53% during the first quarter of 2000. Sales by our business account representatives accounted for approximately 35% of our overall sales in the first quarter of 2001, compared with 25% during the fourth quarter of 2000. The decrease in the percentage of revenue from the sale of new goods was due primarily to the effect of raising prices of new goods to achieve higher margins. We expect the percentage of revenue produced by sales of new goods to increase as we continue to shift our marketing focus towards the small to medium-sized business market.

Gross Profit

Gross profit is total revenue minus cost of revenue. Cost of online revenue consists of the cost of the merchandise sold to customers, inventory reserve adjustments and shipping and handling expense. There is no significant cost of commission and other revenue. Gross margin is gross profit as a percentage of total revenue. The following table presents gross margins for online revenue and commission and other revenue for the quarters ended March 31, 2000 through March 31, 2001:

	Quarter Ended
	3/31/01	12/31/00	9/30/00	6/30/00	3/31/00
	%	%	%	%	%
Gross margin:
Online	8.2	6.07	6.8	3.7	2.8
Commission and other revenue	100.0	100.0	100.0	100.0	100.0
Total gross margin	11.1	10.0	10.0	6.8	5.8

Gross margin for online revenue was 8.2% and 2.8%, respectively, for the quarters ended March 31, 2001 and March 31, 2000. Two factors are primarily responsible for the increase in gross margin:

  The increase in gross margin resulted primarily from raising prices on new and excess and closeout merchandise sold in fixed price formats.
  We limited the quantity of auction merchandise available for bid at any one time, which tends to lead to higher auction sale prices. In addition, a flat fee shipping charge was added on new merchandise orders.

We intend to continue our efforts to improve gross margins. However, intense ongoing industry-wide competitive price pressures may compel us to reduce prices on some of our products and, from time to time, we may engage in promotional activities which could reduce overall gross margins.

Operating Expenses

Our operating expenses as a percentage of revenue, excluding merger costs, were 21.1% and 21.4% for the quarters ended March 31, 2001 and March 31, 2000 respectively. The dollar amount of the decrease, before merger costs, was $14.5 million. We expect our operating expenses to decrease further in the second quarter of 2001 as a result of our reductions in force in February and April 2001 and other measures that we are undertaking to streamline the business.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising expenditures, payroll and related expenses for sales, customer service, marketing and merchandise acquisition personnel, distribution and credit card processing costs. Sales and marketing expenses as a percentage of revenue were 13.6% and 14.4% for the quarters ended March 31, 2001 and March 31, 2000 respectively. The dollar amount of the decrease was $10.3 million. This decrease is primarily a result of reductions in advertising costs due to our shift in focus from building brand awareness to marketing directly to our existing customers through telemarketing, direct mail and e-mail. We expect sales and marketing expense to continue to decrease in the second quarter of 2001 due to our previously announced workforce reductions and further cost cutting measures.

General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, bad debt expense, facilities expenses, recruiting and other general corporate expenses. General and administrative expenses as a percentage of revenue were 4.6% and 4.4%, respectively, for the quarters ended March 31, 2001 and March 31, 2000. This increase was due primarily to the higher volume of sales in the quarter ended March 31, 2000 compared with the quarter ended March 31, 2001. The dollar amount of this expense decreased by $2.8 million. We expect general and administrative costs to decrease in the second quarter of 2001 due to our previously announced workforce reduction and lower facilities expenses through consolidation of office space.

Engineering. Engineering expenses consist primarily of payroll and related expenses for engineering personnel and consultants who develop, enhance, manage, operate and monitor our web site and related systems, as well as related equipment costs, other than those that are capitalized. Engineering expenses as a percentage of total revenue were 2.9% in the quarter ended March 31, 2001 compared with 2.6% in the quarter ended March 31, 2000. This increase was due primarily to higher volume of sales in the quarter ended March 31, 2000 compared with the quarter ended March 31, 2001. The dollar amount of this expense decreased by $1.4 million. We expect engineering expenses to decrease in the second quarter due to our previously announced workforce reductions and further cost cutting measures.

In 1998, we adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and, accordingly, capitalized some engineering costs related to internally-developed software. In the quarter ended March 31, 2001 we capitalized approximately $1.3 million of software, of which $1.1 million was related to engineering costs for internally-developed software, compared with $565,000 and $265,000, respectively, during the quarter ended March 31, 2000.

Merger-Related Costs. In connection with the acquisition of Old Egghead, we recorded merger-related expenses of approximately $2.5 million during the quarter ended March 31, 2000. These expenses primarily consist of costs related to the abandonment of some Old Egghead advertising agreements, severance benefits and additional merger costs. No merger related expenses were recorded during the quarter ended March 31, 2001.

Equity in Net Loss of Joint Venture

On May 15, 1998, we entered into a joint venture agreement with Softbank Corp. to perform on-line auctions for the Japanese market, resulting in the formation of Onsale Japan K.K., which commenced operations in the third quarter of 1998. Our share of the initial investment in Onsale Japan K.K., approximately $2.0 million, was funded through an unsecured promissory note payable to Softbank. Through the second quarter of 2000, we owned a 40% interest in the joint venture and accounted for this interest using the equity method of accounting. Accordingly, we recognized our share of net profits or losses of the joint venture as an adjustment to our initial investment amount. Our share of the net loss of the joint venture was $200,000 for the quarter ended March 31, 2000. On July 3, 2000 we sold 52.5% of our interest in Onsale Japan K.K. to Indigo Corporation for approximately $2.5 million, representing a gain of approximately $2.3 million on our investment. In April 2001, we sold the remainder of our equity interest in Onsale Japan K.K. to Softbank in exchange for Softbank's agreement to forgive all principal and accrued interest that we owed under this promissory note.

Interest and Other Income, Net

Our interest and other income, net, was $0.5 million and $1.3 million for the quarters ended March 31, 2001 and 2000, respectively. This decrease was due primarily to lower cash balances.

Income Taxes

We had net losses of $8.1 million and $25.1 million for the quarter ended March 31, 2001 and 2000 respectively. Therefore, we did not record any provision for income taxes for these periods.

Liquidity and Capital Resources

Cash Inflows and Outflows

Operating Activities. Net cash used in operating activities for the quarter ended March 31, 2001 was approximately $15.4 million, primarily consisting of our net loss of $8.1 million and decreases in accounts payable, accrued expenses and deferred revenue of $7.6 million, $3.2 million and $1.1 million, respectively. These uses of cash were partially offset by reductions in accounts receivable, merchandise inventory and prepaid expenses and other assets of $1.8 million, $495,000 and $1.2 million, respectively. Net cash used in operating activities for the quarter ended March 31, 2000 was approximately $44.0 million, primarily consisting of our net loss of $25.1 million, an increase of $5.3 million in accounts receivable and decreases in accounts payable and accrued expenses of $11.6 million and $3.9 million, respectively. These uses of cash were partially offset by a $3.9 million reduction in inventory. The reductions in accounts payable and accrued expenses reflect the payment of approximately $6.0 million in merger-related costs and approximately $8.0 million of non-recurring pay downs of accounts payable.

Investing Activities. Net cash used by investing activities of $1.7 million for the quarter ended March 31, 2001 consisted primarily of an investment in property and equipment. Net cash provided by investing activities of $4.8 million for the quarter ended March 31, 2000 resulted from proceeds from short-term marketable securities of approximately $5.7 million, offset by an investment of $894,000 in property and equipment.

Financing Activities. Net cash provided by financing activities of $66,000 for the quarter ended March 31, 2001 resulted from the issuance of common stock under our stock option and employee stock purchase plans. Net cash provided by financing activities of approximately $23.6 million for the quarter ended March 31, 2000 resulted primarily from the issuance of common stock under an equity financing agreement with Acqua Wellington, which resulted in net proceeds of approximately $23 million.

Cash, Cash Equivalents and Commitments

Cash and Cash Equivalents. As of March 31, 2001, we had approximately $14.4 million of cash and cash equivalents and $1.2 million of short-term available-for-sale investments, compared to $52.5 million of cash and cash equivalents and $12.4 million of short-term available-for-sale investments as of March 31, 2000.

Commitments. Our principal capital commitments as of March 31, 2001 consisted of:

  We had obligations under operating leases for our corporate offices and warehouses of $6.6 million in the aggregate, under which we currently pay approximately $200,000 per month, and obligations under additional operating leases of $355,000 in the aggregate. These amounts do not include obligations related to retail store leases which have been fully provided for.
  We have no material commitments for capital expenditures, but we anticipate spending approximately $1.4 million on various capital items during the balance of 2001.
  We had commitments for advertising and promotional arrangements of approximately $1.5 million. In addition, we had entered into sponsorship agreements which allow us to appear as the sponsor on specific web sites. These agreements, which expire at various times up to June 2001, require future payments of up to approximately $175,000 and incremental fees based on the volume of traffic to our web site.
  Of our cash balance, approximately $1.2 million is restricted, primarily to serve as collateral for the lease of our Vancouver, Washington office and warehouse.
  We are party to an agreement with Affiliated Corporate Services, Inc. to finance our intended purchase of software licenses for our new transaction processing system. This agreement provides for payments of up to $2.0 million. We are currently negotiating to terminate this agreement since we do not intend to purchase these additional licenses.

Credit Line. In February 2001, we entered into an inventory financing agreement with IBM Credit Corporation. We may borrow up to $20 million under this credit line to finance our purchases of inventory. IBM has obtained a security interest in our inventory and equipment, accounts and accounts receivable and general intangibles as collateral for amounts that we borrow under this agreement. Because we may only obtain financing for purchases of inventory from approved vendors and only up to the amount of inventory and other collateral that we currently possess, we may not be able to borrow the maximum amount under this agreement. As of March 31, 2001, we had financed $42,000 of inventory purchases under this line. This agreement requires us to make payments to IBM on a tri-monthly basis for amounts borrowed under this credit line, and imposes several requirements and restrictions on us, including restrictions on our ability to sell our assets, merge with other entities, incur most forms of additional debt and make specified forms of investments, among others. This credit facility expires in February 2002.

We currently offer credit to business customers on our web site. During the quarter ended March 31, 2001, 15% of our online revenue was financed by our customers through our credit services. We expect this percentage to grow as we continue to increase our focus to the small and medium business market. As a result, we expect our accounts receivable to grow and our immediate cash intake from sales to decrease.

We expect to continue to incur net losses, and we will have to use our existing cash resources to support our operations. We believe that our current cash and cash equivalents, together with amounts available to us under our financing credit line with IBM, will meet our anticipated cash needs for working capital expenditures for the remainder of the fiscal year. However, if we are unable to execute on our operating plan to achieve positive cash flow by the fourth quarter of 2001 and sustain profitability thereafter, by failing to achieve target revenues, to reduce expenses in line with these reduced revenues, or otherwise, or if our vendors or IBM cease to do business with us or tighten the terms of our credit arrangements with them, we will need to obtain additional financing to support our operations. See "Factors That May Affect Future Operating Results - If we fail to achieve positive operating cash flow in line with our operating plan or to sustain profitability, we may experience a cash shortfall which could cause our business to fail." The trading price of our common stock, and economic conditions facing Internet companies generally, make it more difficult for us to obtain financing through the issuance of equity or convertible debt securities. Other financing, including vendor financing, may become more difficult to obtain on terms favorable to us, or may not be available to us at all, due to our financial position and continuing losses. Therefore, additional financing may not be available on terms favorable to us, or may not be available to us at all.

New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of derivative. We adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on our financial position, results of operations, or cash flows.

Factors That May Affect Future Operating Results

You should consider the risks described below and the other information in this report carefully before deciding to buy or sell shares of our common stock. The risks described below are not the only ones we face. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks.

If we fail to achieve positive operating cash flow in line with our operating plan or to sustain profitability, we may experience a cash shortfall which could cause our business to fail.

We previously announced that we expect to become profitable during the fourth quarter of 2001. We have adopted a revised operating plan that is designed to reduce our operating expenses in line with our lower projected revenues during 2001 in order to meet this goal. However, our operating plan is based on underlying revenue and gross margin targets, and if we are unable to achieve our targeted revenues while maintaining or increasing gross margins and managing our expenses, we may be unable to achieve positive operating cash flow in line with our projection, or at all. We have incurred net losses since inception, and as of March 31, 2001 we had a net accumulated deficit of approximately $338.9 million. Our revenues decreased during each quarter in 2000 and in the quarter ended March 31, 2001. We expect to continue to incur net losses, and our ability to achieve positive operating cash flow in the future is subject to many risks and uncertainties, including those described in this report. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to execute on our operating plan or otherwise fail to achieve profitability, we may experience a cash shortfall and may not have enough cash to support our operations. Failure to achieve profitability in line with our projection, and to sustain and increase profitability thereafter, may also result in a decline in the trading price of our common stock and may subject us to securities litigation.

We may need to secure financing to support our operations during 2001, and financing may not be available to us on favorable terms or at all.

Despite our revised operating plan, we may still need to seek financing, such as selling equity or debt securities or obtaining an additional credit facility, to support our operations through the balance of 2001. It is possible that we could incur unexpected costs and expenses, that we may be unable to maintain the support of our vendors, or that sales may be even lower than our reduced projections due to the downturn in the U.S. economy and reduced demand for technology products, inability to secure new customers or keep existing customers as a result of our reduced workforce and expenses, or other reasons. The trading price of our common stock and the downturn in the U.S. stock and debt markets generally make it more difficult for us to obtain financing through the issuance of equity or debt securities. Other financing, including vendor financing, may become more difficult to obtain on terms favorable to us, or may not be available to us at all, due to our financial position and continuing losses. We currently do not have any commitments for additional financing and we cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our operations, in which case our business would fail. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

In light of our financial condition, our business partners may decide not to do business with us or may tighten the terms of their relationships with us, which could impact our cash reserves and our ability to purchase inventory and generate revenue.

We have agreements and relationships with several third party vendors that are integral to conducting our operations, particularly with respect to purchases of inventory and sales to customers. These vendors may perceive that there is increased risk in doing business with us due to the downturn in the U.S. economy and our current financial position. If these third parties elect to tighten the terms of their relationships with us, or cease to do business with us, they could make it more difficult for us to do business. These relationships include the following:

Financing. We finance a significant portion of the inventory that we purchase from our vendors on credit offered by these vendors. Over the past year, some of these vendors have tightened the terms of our credit arrangements by decreasing the amount of time we have to pay off this credit. The terms of these credit relationships may be tightened further in the future, and if these credit terms become too restrictive, or if these vendors cease to do business with us, this could diminish our cash reserves and make it harder for us to purchase inventory for sale.

Payment processing. We rely on primarily one credit card transaction processor, Wells Fargo. Our agreement with Wells Fargo allows it to withhold a reserve from the amounts it pays to us in connection with processing our credit card transactions. During the fourth quarter of 2000, Wells Fargo began withholding a reserve of $4.0 million. If they elect to increase this reserve, this would further limit our cash inflow from credit card transactions and could negatively impact our cash position.

Finally, due to concerns regarding our financial condition and our perceived ability to fulfill our financial and other obligations, our customers may choose to do less business with us. If this occurs, we may not be able to execute on our operating plan, and we may experience a cash shortfall which could cause our business to fail.

If we default under our inventory financing agreement, or if it is not renewed, we may experience a cash shortfall.

In February 2001, we entered into an inventory financing credit line under which we may borrow up to $20 million to finance our purchases of inventory. We granted the lender a security interest in substantially all of our assets as collateral for amounts that we borrow under this agreement. Because we may only obtain financing for purchases of inventory from approved vendors and only up to the amount of inventory and other collateral that we currently possess, we may not be able to borrow the maximum amount under this agreement. As of April 30, 2001, we had financed approximately $3.9 million of inventory purchases under this credit line. This agreement requires us to make payments to IBM on a tri-monthly basis for amounts borrowed under this credit line, and imposes restrictions on our ability to sell our assets, merge with other entities, incur most forms of additional debt and make specified forms of investments. The agreement provides that any of the following events, as well as others specified in the agreement, may constitute a default by us under the agreement:

  Failure to make payments under this agreement on time;

  Failure to comply with the requirements and restrictions imposed on us by this agreement;

  Default under our other obligations;

  Receipt of a "going concern" qualification by the auditors in connection with their audit or opinion; and

  Other events which could have a material adverse effect on our company.

If we default under this agreement, and the default is not cured by us or waived by the lender, it may elect to accelerate all amounts due and terminate the credit line, foreclose on the collateral subject to a security interest under this agreement, and sue us for other amounts due and other damages. Any of these results could force us to cease operations or could result in a shortfall of cash for the company. Moreover, this inventory financing agreement expires in February 2002, unless it is renewed by both parties. If the lender does not renew this agreement, and we do not achieve and sustain profitability beforehand, then our need to pursue additional financing to support our operations will increase.

General economic conditions and reduced demand for computers and related products and services may prevent us from achieving targeted revenues and profitability.

Our revenues and our ability to achieve and sustain profitability depends significantly on the overall demand for personal computers and related products and services. Our customers' decisions to purchase our products and services are to some extent discretionary and subject to their internal budgets and purchasing processes. The slowdown in the U.S. economy may cause customers to defer or alter purchasing decisions, and accordingly could reduce demand for our products and services. Softening demand for these products and services caused by worsening economic conditions has resulted and may result in the future in decreased revenues. As a result, there is increased uncertainty with respect to our expected revenues for the balance of 2001, and further delays or reductions in business and consumer spending on personal computers and related products and services could have a material adverse effect on our revenues and operating results.

If our common stock is delisted by Nasdaq, the trading price of our common stock could drop and it may be more difficult to trade our common stock.

Our common stock trades on the Nasdaq National Market, which imposes requirements to maintain continued listing of common stock on this market. One of these requirements is that we must maintain a minimum bid price of $1.00 per share for our common stock. Failure to meet this requirement for 30 consecutive business days results in a delisting notice from Nasdaq. On April 10, 2001 we received a delisting notice from Nasdaq. The notice informed us that we have 90 calendar days to comply, and during this period the minimum closing bid price per share must increase above $1.00 per share for 10 consecutive business days during this period to comply. Following this period, we could appeal to Nasdaq for a hearing regarding the determination to delist our common stock from the Nasdaq National Market.

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

Recently hired business account managers will require time to learn our business, and once they become assimilated into our organization we do not know whether they will be able to generate revenues at the same rate as our existing business account managers. Our business account management team may suffer from inefficiencies arising from the recent growth of this team. Turnover and workforce reductions may also make it more difficult for our business account management team to operate efficiently. If our direct marketing efforts prove unsuccessful, we may not achieve targeted revenues and may not achieve profitability in line with our projected schedule, or at all. In addition, because we have refocused our business model, our operating history prior to the third quarter of 2000 does not provide meaningful information upon which you may evaluate our business and prospects. Because we are to some extent changing our target customer base, and because our direct marketing strategy is new and unproven, our business may be more difficult to evaluate going forward.

We rely on merchandise vendors for supply and shipping of products.

Supply. We rely on vendors to supply our merchandise. During the quarter ended March 31, 2001, purchases from Tech Data, a distributor of computers and related products, accounted for approximately 29% of our aggregate merchandise purchases. For the past two years, we have operated under a contract with Tech Data, but this contract has expired. We are currently operating under the terms of the expired agreement and are negotiating an additional one-year extension of this contract. We cannot assure you that we will be able to renew this contract on terms favorable to us, or at all. Neither this agreement nor any other agreements that we have with our vendors guarantee the availability of merchandise. As a result, we may not be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We cannot assure you that our current vendors will continue to supply merchandise or that we will be able to establish new vendor relationships that will ensure that merchandise will be available.

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

  our ability to maintain the support of our vendors, and the terms on which they finance our purchase of inventory for sale;

  the effectiveness of our direct marketing efforts, and the level of traffic at our web site;

  decreases in revenues as we phase out sales of unprofitable products;

  pricing competition, and the availability and pricing of merchandise from our vendors;

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

We face several challenges associated with retaining our key employees. Competition for qualified employees is strong. We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock during 2000 and early 2001, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. In April 2001, we issued new stock options to our employees which vest based on the profitability of the company, but because we expect to incur operating losses for the next few quarters, these options may not be effective in retaining employees in the near term. In addition, we announced reductions in force in February and April 2001, and this may create concern about job security among existing employees that could lead to increased turnover. As a result of these factors, we may have difficulties in retaining current highly skilled employees.

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

Reductions in force may negatively impact our business operations and may require us to incur additional non-recurring expenses which could impact our cash reserves and results of operations.

Reductions in force may interfere with our ability to conduct business, either directly by reducing customer service and vendor service levels, or indirectly by causing concern among our vendors, third party advertisers and other critical corporate relationships. We expect to record a charge of $938,000 in the second quarter of 2001 due to our reduction in force in April 2001, and we may incur other expenses in connection with workforce reductions. Workforce reductions may also subject us to the requirements of the Worker Adjustment and Retrainment Notification Act, in which event we would have to either provide 60 days' notice prior to a reduction in force or pay salary and benefits to each terminated employee for each day of this 60-day period for which notice was not provided. Finally, workforce reductions also may subject us to risks of litigation, which could be expensive to defend, divert the attention of management, and subject us to possible liability for damages. Any of these expenses could materially harm our results of operations or deplete our cash reserves.

Our management team has several new members, and if they are unable to work together successfully to manage our operations, our business will not be successful.

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

We compete with many companies that offer the same types of merchandise that we do, many through both Internet and traditional sales channels. It is not difficult to enter the online commerce market, and current and new competitors can launch new online commerce web sites at relatively low cost. We anticipate that competition in online commerce will increase further as more traditional retailers, suppliers, manufacturers and direct marketers begin to sell computer products and consumer goods directly to consumers through the Internet. Increased competition may result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs, loss of market share, or any combination of these problems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk, for changes in interest rates, relates primarily to our investment portfolio and long term debt. We do not use derivative financial instruments in our investment portfolio. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. All of our cash equivalents and short-term investments, consisting principally of commercial paper, debt securities and governmental securities, are classified as available- for-sale as of March 31, 2001. We do not expect any material loss with respect to our investment portfolio.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio. All investments mature in 2001.

2001
Cash Equivalents Fixed Interest Rate Investments Fixed Interest Rate	$ 11,249,000 5.23% $ 1,161,000 9.50%

In April 2001, we sold the remainder of our equity interest in Onsale Japan K.K. to SOFTBANK Corp. in exchange for Softbank's agreement to forgive all principal and accrued interest that we owed under the promissory note that we issued to Softbank to fund our initial investment in Onsale Japan K.K. Therefore, we no longer bear any market risk for this security.

PART II

Item 1. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

In March 2001, Mark Shepherd became our new Chief Financial Officer, replacing John Labbett.

Item 6. Exhibits and Reports on Form 8-K.

  The following exhibits are filed as part of, or are incorporated by reference into, this report:
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Amendment to offer letter, dated January 1, 2001, between the Registrant and Jeffrey F. Sheahan.	10-K		10.06	04/02/01

10.2	Offer letter, dated January 23, 2001, by the Registrant to Robert S. Islinger.	10-K		10.05	04/02/01

10.3	Offer letter, dated March 15, 2001, by the Registrant to Mark C. Shepherd	10-K		10.04	04/02/01

10.4	Agreement for Inventory Financing, dated February 29, 2001, between the Registrant and IBM Credit Corporation.	10-K		10.11	04/02/01

10.5	Business Equipment Lease, dated as of January 1, 2001, between the Registrant and Affiliated Corporate Services, Inc.					X

  Reports on Form 8-K

We did not file any current reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2001

By:	/s/ Mark Shepherd

Mark Shepherd
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Amendment to offer letter, dated January 1, 2001, between the Registrant and Jeffrey F. Sheahan.	10-K		10.06	04/02/01

10.2	Offer letter, dated January 23, 2001, by the Registrant to Robert S. Islinger.	10-K		10.05	04/02/01

10.3	Offer letter, dated March 15, 2001, by the Registrant to Mark C. Shepherd	10-K		10.04	04/02/01

10.4	Agreement for Inventory Financing, dated February 29, 2001, between the Registrant and IBM Credit Corporation.	10-K		10.11	04/02/01

10.5	Business Equipment Lease, dated as of January 1, 2001, between the Registrant and Affiliated Corporate Services, Inc.					X